Form 10-K
POLARIS AIRCRAFT INCOME FUND I
filed 1995-03-29
CIK 748218

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-K


            X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the fiscal year ended December 31, 1994

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                 For the transition period from       to

                          Commission File No.  2-91762

                         POLARIS AIRCRAFT INCOME FUND I
             (Exact name of registrant as specified in its charter)


               California                               94-2938977
    (State or other jurisdiction of               (IRS Employer I.D. No.)
     incorporation or organization)

          201 Mission Street, 27th Floor, San Francisco, California    94105
               (Address of principal executive offices)             (Zip Code)

          Registrant's telephone number, including area code:    (415) 284-7400

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1994.

                   Documents incorporated by reference:  None

                      This document consists of 43 pages.

                                     PART I

Item 1.   Business

The principal objectives of Polaris Aircraft Income Fund I (PAIF-I or the Partnership) are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-I was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2010.

PAIF-I has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance and sell aircraft for their own accounts and for existing aircraft leasing programs sponsored by them. Further, GECAS provides a significant range of management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries (GPA), which acquires, leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner and its affiliates and GPA.

A brief description of the aircraft owned by the Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's aircraft leases as of December 31, 1994 which consist of three leases to Viscount Air Service, Inc. (Viscount).

                                   Number       Lease
        Lessee   Aircraft Type  of Aircraft  Expiration   Renewal Options


        Viscount  Boeing 737-200     1          8/99 (1)       None
        Viscount  Boeing 737-200     1          9/97 (2)       None
        Viscount  Boeing 737-200     1          9/97 (3)       None


(1) The aircraft now leased to Viscount was previously leased to Jet Fleet Corporation (Jet Fleet). The lease with Viscount was at a variable rate based on aircraft usage through August 1994. The Partnership has negotiated a new lease with Viscount for five years commencing in September 1994. The new fixed lease rate is approximately 116% of the prior average variable rate.

(2) The aircraft now leased to Viscount was previously leased to Braniff, Inc. (Braniff). The new lease rate represents 35% of the rate specified under the prior lease to Braniff.

(3) The aircraft now leased to Viscount was previously leased to America West Airlines (America West). The new lease rate represents 56% of the rate specified under the prior lease to America West.

The Partnership transferred four aircraft to aircraft inventory. American Air Lease, Inc. (American Air Lease) defaulted under its lease of one Boeing 737-200 aircraft in June 1991 as discussed in Item 3 and three Boeing 737-200s were off-lease as a result of the Braniff bankruptcy as discussed in the

Partnership's Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K) for the year ended December 31, 1990. As a result of market conditions, all four of these aircraft were transferred to aircraft inventory during 1993 and 1992 and disassembled for sale of their component parts as discussed in Item 7.

The Partnership also owns one aircraft that was leased to Cambodia International Airlines Company, Ltd. (Cambodia International) until Cambodia International exercised an early termination option and returned the aircraft to the Partnership in September 1993. The aircraft is currently being remarketed for sale. The Partnership has leased two engines from this aircraft and one engine, previously leased to Viscount (Item 7), to Canair Cargo Ltd, (Canair) for three years beginning in May 1994 as discussed in Item 7. Canair may renew the lease for one three-year period at the same rental rate. In addition, as discussed in Item 7, the Partnership has leased one engine to Viscount for five months beginning in December 1994. One additional engine has been on-lease to Viscount through a joint venture with Polaris Aircraft Income Fund II from April 1993 through November 1997. The following table describes certain material terms of the Partnership's current engine leases.

                               Number       Lease
      Lessee    Engine Type  of Engines   Expiration      Renewal Options

      Canair    JT8D-9A           3          5/97         One three-year period
      Viscount  JT8D-9A           1          5/95         None
      Viscount  JT8D-9A           1         11/97         None


Approximately 600 commercial aircraft are currently available for sale or lease, approximately 100 less than a year ago. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being canceled or substantially deferred. As profitability has declined, many airlines have taken action to downsize or liquidate assets and many airlines have filed for bankruptcy protection. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft and aircraft inventory, which resulted in an increase in depreciation expense in 1994, 1993 and 1992, as discussed in Item 7. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 737-200 - The Boeing 737-200 aircraft was introduced in 1967 and 150 were delivered from 1967 through 1971. This two-engine, two-pilot aircraft provides operators with 107 to 130 seats, meeting their requirements for economical lift in the 1,100 nautical mile range. Hushkits, that bring Boeing 737-200 aircraft into compliance with Federal Aviation Administration (FAA) Stage 3 noise restrictions, are now available at a cost of approximately $1.7 million for lighter weight aircraft and up to $3.0 million for aircraft with heavier takeoff weights. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of this aircraft have been issued to prevent fatigue cracks and control corrosion. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, remains very soft.

The general partner believes that in addition to the factors cited above, the current soft market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain Airworthiness Directives
(ADs) issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification, as discussed in the Industry Update section of Item 7.

Item 2.        Properties

PAIF-I owns four commercial jet aircraft, five spare engines and certain inventoried aircraft parts from its original portfolio of eleven commercial jet aircraft. The portfolio includes three Boeing 737-200 aircraft leased to Viscount and one Boeing 737-200 aircraft formerly leased to Cambodia International that came off lease during September 1993. In 1990, the Partnership sold its Boeing 737-200 Convertible Freighter aircraft formerly leased to Aloha Airlines, Inc. (Aloha). In July 1992, the Partnership sold its McDonnell Douglas DC-9-10 aircraft, which was formerly leased to Hawaiian Airlines, Inc. (Hawaiian). In December 1994, Viscount exercised its option to purchase one Boeing 737-200 aircraft it was leasing as discussed in Item 7. During 1992, the Partnership transferred three Boeing 737-200 aircraft, formerly on lease to Braniff, to aircraft inventory. In 1993, one additional Boeing 737-200 aircraft, formerly on lease to American Air Lease, was transferred to aircraft inventory. The inventoried aircraft, which are not included in the following table, have been disassembled for sale of their component parts as discussed in Item 7. Three engines from the inventoried aircraft and two engines from the former Cambodia International aircraft are currently leased as previously discussed in Item 1.

The following table describes the Partnership's current aircraft portfolio in greater detail:

                                                  Year of        Cycles
Aircraft Type                    Serial Number  Manufacture  As of 12/31/94

Boeing 737-200                        19606         1968          61,409
Boeing 737-200                        19615         1969          60,466
Boeing 737-200                        19617         1969          58,686
Boeing 737-200                        20125         1969          61,075



Item 3.   Legal Proceedings

American Air Lease Settlement - On July 30, 1991, the Partnership filed a complaint in the Superior Court of the State of California for the City and County of San Francisco, seeking damages for unpaid rent and other defaults against lessee American Air Lease, and guarantor Americom Leasing Group, Inc. American Air Lease and the Partnership reached a settlement by which American Air Lease agreed to provide the Partnership with certain cash payments, return of the aircraft and a certain participation in the proceeds, if any, from the default judgment American Air Lease obtained against its lessee, Pan African Airways. By a court order dated December 16, 1992, the settlement was reduced to a judgment. The Partnership has sought to enforce the cash award part of the settlement against the lessee and the guarantor in New York courts and has reached a settlement payment with the lessee and the guarantor. The Partnership is presently negotiating with insurers to recover on insurance proceeds.

America West Bankruptcy - On March 14, 1994, the Partnership was served with a complaint by America West, as debtor-in-possession under its bankruptcy proceeding in the United States Bankruptcy Court for the District of Arizona, seeking recovery of certain rent and lease termination payments made by America West to the Partnership related to a lease of a Partnership aircraft and prior to the filing of America West's bankruptcy. America West asserted that the payments constituted preferences avoidable in bankruptcy. Although the complaint purported to have been filed in June of 1993, it in fact was not served until March 14, 1994, and neither the Partnership nor Polaris Investment

Management Corporation, its general partner, had any prior knowledge of the existence of the complaint. The Partnership moved for dismissal on the basis that the complaint was untimely, and on June 10, 1994, the Bankruptcy Court granted the Partnership's motion to dismiss.

Markair, Inc. (Markair) Bankruptcy - On June 6, 1992, the Partnership repossessed two Boeing 737-200 aircraft leased to Markair, and formerly leased to Braniff, for Markair's failure to make rental payments when due. Markair commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska, and on June 11, 1992, the Partnership filed a proof of claim in the case to recover damages for past due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation relating to the Partnership's claims against Markair. The stipulation approved by the Bankruptcy Court allows the Partnership to retain the security deposits and maintenance reserves previously posted by Markair and also allows the Partnership an unsecured claim against Markair for $445,000, which was converted to subordinated debentures during 1994.

Braniff, Inc. (Braniff) Bankruptcy - In September 1989, Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. On September 26, 1990 the Partnership filed a proof of claim to recover unpaid rent and other damages, and on November 27, 1990, the Partnership filed a proof of administrative claim to recover damages for detention of aircraft, non-compliance with court orders and post-petition use of engines as well as liquidated damages. On July 27, 1992, the Bankruptcy Court approved a stipulation embodying a settlement among the Partnership, the Braniff creditor committees and Braniff in which it was agreed that the Partnership would be allowed an administrative claim in the bankruptcy proceeding of approximately $2,076,923. The Partnership has received a check from the bankruptcy estate in full payment of the allowed administrative claim, subject, however, to the requirement of the stipulation that 25% of such proceeds be held in a separate, interest-bearing account pending notification by Braniff that all the allowed administrative claims have been satisfied. The Partnership recognized 75% of the total claim as revenue in the statement of operations in 1992 (Item 8). In the third quarter of 1994, the Partnership was authorized to release one-half of the 25% portion of the Partnership's administrative claim segregated pursuant to the stipulation approved in 1992. At the end of 1994, the Partnership was advised that the remaining one-half balance of the 25% segregated portion of the administrative claim payment could be released. As the final disposition of the Partnership's claim in the Bankruptcy proceedings, the Partnership was permitted by the Bankruptcy Court to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate nine Stage 2 aircraft and has been allowed a net remaining unsecured claim of $6,923,077 in the proceedings.

Jet Fleet Bankruptcy - In September 1992, Jet Fleet, lessee of one of the Partnership's aircraft, defaulted on its obligations under the lease for the Partnership's aircraft by failing to pay reserve payments and to maintain required insurance. The Partnership repossessed its Aircraft on September 28, 1992 at Sanford Regional Airport, Florida. Thereafter, Jet Fleet filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 13, 1993, the Partnership filed a proof of claim in the Jet Fleet bankruptcy to recover its damages. However, no action on the Partnership's proof of claim has been taken by the Bankruptcy Court.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, an action entitled Kepford, et al. v. Prudential Securities, Inc. was filed in the District Court of Harris County, Texas. The complaint names Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr, as defendants. Certain defendants were served with a summons and original petition on or about May 2, 1994. Plaintiffs' original petition alleges that defendants violated the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933 and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act.

Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994 and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitations has expired. On June 29, 1994 and July 14, 1994, respectively, plaintiffs filed their first amended original petition and second amended original petition, both of which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. On August 11, 1994, after plaintiffs again amended their petition to add numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date.

Riskind, et al. v. Prudential Securities, Inc., et al. - An action entitled Riskind, et al. v. Prudential Securities, Inc., et al. has been filed in the District Court of the 165 Judicial District, Maverick County, Texas. This action is on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. The Partnership and Polaris Investment Management Corporation received service of plaintiffs' second amended original petition and, on June 13, 1994, filed an original answer containing a general denial.

The second amended original petition names the Partnership, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act.

On April 29, 1994 and June 30, 1994, plaintiffs filed third and fourth amended original petitions which added additional plaintiffs. On April 24, 1994, plaintiffs filed motions for (i) joinder and consolidation of cases in arbitration, (ii) joinder and consolidation of cases not subject to arbitration, and (iii) a pre-trial scheduling order. These motions were amended on June 29, 1994 and, on August 22, 1994, plaintiffs filed a renewed motion for consolidation and motion to set for jury. On August 31, 1994, plaintiffs filed their fifth amended original petition which added additional plaintiffs and also filed their second plea in intervention adding nearly 2,000 intervenors. On September 7, 1994, the court denied plaintiffs' motion to consolidate and motion to set for jury, but determined to sever from the primary lawsuit four plaintiffs and set the action for trial on November 7, 1994. On October 4, 1994, plaintiffs filed their sixth amended petition adding as defendants: Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Securities Corporation, General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company.

On October 14, 1994, defendants filed motions for summary judgment on the grounds of, inter alia, statute of limitations and failure to state a claim. The motions have been fully briefed and the parties are waiting for a decision by the Texas trial court. On October 20, 1994, certain Polaris and General Electric entities filed a motion to transfer venue, plea in abatement and motion to dismiss the claims of non-Texas residents on the basis of forum non conveniens. On November 1, 1994 and November 7, 1994, plaintiffs filed their seventh and eighth amended original petitions. On November 4, 1994, plaintiffs filed a motion for summary judgment, motion for collateral estoppel, and motion for summary judgment on the issue of fraudulent concealment. On November 7, 1994, plaintiffs filed a second motion for summary judgment. These motions were supplemented on November 10, 1994. Defendants filed responses to these motions on November 23, 1994.

On November 7, 1994, the Partnership and other Polaris and General Electric entities filed in the Court of Appeals for the 4th Judicial District San Antonio, Texas: (1) an emergency motion to stay trial court proceedings, and
(2) a motion for leave to file petition for writ of mandamus, together with relator's petition for writ of mandamus, supporting brief and record. These motions, which concern trial court rulings regarding venue, discovery, and trial settings, were denied by the Court of Appeals on November 9, 1994. On November 14, 1994, the Partnership and other Polaris and General Electric entities filed in the Texas Supreme Court motions (a) for emergency stay of trial court proceedings, and (b) for leave to file petition for writ of mandamus, together with relators' petition and writ of mandamus, supporting brief and record. On November 15, 1994, the Supreme Court granted the emergency motion to stay trial court proceedings pending determination of relators' motion for leave to file petition for writ of mandamus, which concerns trial court rulings regarding venue, discovery, and trial settings.
On November 16, 1994, plaintiffs filed an emergency motion to lift the stay.
On February 16, 1995, the Texas Supreme Court denied leave to file the petition and writ of mandamus and the stay of trial court proceedings was lifted. On February 21, 1995, defendants filed a motion for a continuance of the case.

Howland, et al. v. Polaris Holding Company, et al. - On or about February 4, 1994, a purported class action entitled Howland, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona on behalf of investors in Polaris Aircraft Income Funds I-VI. The complaint names each of Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Securities Group, Inc., Prudential Insurance Company of America, George W. Ball, Robert J. Sherman, James J. Darr, Paul J. Proscia, Frank W. Giordano, William A. Pittman, Joseph H. Quinn, Joe W.

Defur, James M. Kelso and Brian J. Martin, as defendants. The complaint alleges that defendants violated federal RICO statutes, committed negligent misrepresentations, and breached their fiduciary duties by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an accounting of all monies invested by plaintiffs and the class and the uses made thereof by defendants, an award of compensatory, punitive and treble damages in unspecified amounts plus interest thereon, rescission, attorneys' fees and costs. On August 3, 1994, the action was transferred to the multi-district litigation in the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, discussed in Part III, Item 10 below.

Adams, et al. v. Prudential Securities, Inc., et al. On or about February 13, 1995, an action entitled Adams, et al. v. Prudential Securities, Inc. et al. was filed in the Court of Common Pleas, Stark County, Ohio. The action names Prudential Securities, Inc., Prudential Insurance Company of America, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, the Partnership, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and James Darr as defendants. The complaint alleges that defendants committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, rescission of their investments in the Partnership and the other Polaris Aircraft Income Funds, an award of compensatory damages in an unspecified amount plus interest thereon, and punitive damages in an unspecified amount. On or about March 15, 1995, defendants filed a Notice of Removal to the United States District Court for the Northern District of Ohio, Eastern Division.

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, where the Partnership is named as a nominal defendant, the Partnership is not a party to these actions.


Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                    PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

a) Polaris Aircraft Income Fund I's (PAIF-I or the Partnership) limited partnership interests (Units) are not publicly traded. Currently there is no formal market for PAIF-I's Units and it is unlikely that any market will develop.

b )  Number of Security Holders:

                                      Number of Record Holders
        Title of Class                 as of December 31, 1994


     Limited Partnership Interest:              6,947

     General Partnership Interest:                  1

c)   Dividends:

     Distributions of cash from operations commenced in 1987. The Partnership made cash distributions to limited partners of $1,349,832 and $1,400,451, or $8.00 and $8.30 per limited partnership unit during January 1994 and 1993, respectively.


Item 6.   Selected Financial Data
                            1994              1993              1992              1991             1990
Revenues              $  3,081,215      $  2,823,141      $  3,541,108      $  2,831,321      $  6,351,070

Net Income (Loss)          829,960        (3,084,396)      (12,536,518)      (15,804,784)       (1,014,923)


Net Income (Loss)
  allocated to
  Limited Partners         686,691        (3,193,583)      (12,411,153)      (15,731,092)       (1,089,130)

Net Income (Loss)
  per Limited
  Partnership Unit            4.07            (18.93)           (73.56)           (93.23)            (6.45)

Cash Distributions
  per Limited
  Partnership Unit            8.00              8.30              -                 5.00              5.00

Total Assets            16,487,091        16,831,113        22,733,308        36,090,023        56,402,689

Partners' Capital       14,974,251        15,644,104        20,284,557        32,821,075        49,563,242

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership owns a portfolio of four used Boeing 737-200 commercial jet aircraft, five spare engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. Three of the aircraft are leased to Viscount Air Service, Inc. (Viscount). The lease of one aircraft to Cambodia International Airlines Company, Ltd. (Cambodia International) was terminated early by the lessee in September 1993 and the aircraft was returned to the Partnership. This aircraft is being remarketed for sale. The Partnership has leased the two engines from this aircraft and one engine previously leased to Viscount, to Canair Cargo Ltd. (Canair). In addition, the Partnership transferred four aircraft to aircraft inventory. These aircraft have been disassembled for sale of their component parts. Two engines from these aircraft are leased to Viscount, one of which is through a joint venture with Polaris Aircraft Income Fund II (PAIF-II). The Partnership has sold three aircraft from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992 (as discussed below), and a Boeing 737-200 in 1993 (as discussed below).


Partnership Operations

The Partnership recorded net income of $829,960, or $4.07 per limited partnership unit for the year ended December 31, 1994, compared to net losses of $3,084,396 and $12,536,518, or $18.93 and $73.56 per limited partnership unit, for the years ended December 31, 1993 and 1992, respectively. The losses for 1993 and 1992 resulted from the Braniff Airlines, Inc. (Braniff) and other lessee defaults and the extended period that the related aircraft were off lease due to market conditions. The Partnership incurred substantial maintenance expenses to remarket these aircraft as well as legal expenses related to the defaults. The significant improvement in the Partnership's operating results for the year ended December 31, 1994, as compared to 1993 and 1992, is due primarily to significantly lower depreciation and amortization expenses, aircraft operating expenses and interest expense in 1994.

Depreciation adjustments in 1994, 1993 and 1992 were approximately $260,000, $2.5 million and $7.9 million, respectively, for declines in the estimated realizable values of the Partnership's aircraft and aircraft inventory, as discussed later in the Industry Update section. In addition, no depreciation expense was recognized after the third quarter of 1993 on one Boeing 737-200 aircraft as a result of the sale of this aircraft to Viscount. Two additional Boeing 737-200s were fully depreciated to their estimated residual value in June 1994 and November 1994, respectively.

The Partnership incurred significantly increased maintenance, repair and legal expenses in 1993 and 1992 in connection with the repossession of leased aircraft following several lessee defaults, as discussed in Note 5 to the financial statements (Item 8). During 1993 and 1992, the Partnership also recognized as operating expense the estimated costs of disassembling four aircraft transferred to aircraft inventory. In 1994, all lessees have performed as required by their leases or, with respect to Viscount, the restructuring agreement as discussed later, and operating expenses were reduced.

Interest expense declined in 1993 from the prior-year level as the Partnership repaid, during the third quarter of 1993, its outstanding note originally used to finance improvements and repairs to aircraft formerly on lease to Braniff. No interest expense was incurred during 1994.

Further impacting the improved operating results in 1994 as compared to 1993 was an increase in total revenues during 1994, primarily as a result of interest earned on the sale of the Partnership's Boeing 737-200 aircraft to Viscount as discussed later.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all payments due under the current leases to Viscount and Canair. However, to assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership entered into an agreement with Viscount under which it agreed to defer certain rents due the Partnership on three aircraft and one spare engine. The deferred rents, which aggregate $753,200, are being repaid by Viscount with interest over the remaining lease terms. The agreement with Viscount also stipulates that the Partnership will advance Viscount $486,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $486,000 during 1994 which is being repaid by Viscount with interest over a 30-month period beginning in January 1995 as discussed later.

During 1994, American International Airways, Inc. (American International) paid to the Partnership $586,963, the remaining balance of the note generated from the aircraft installment sale. In addition, Viscount exercised its option to purchase the Boeing 737-200 aircraft it was leasing and paid $437,022 to the Partnership in December 1994.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses. The net maintenance reserves payments aggregate $1,239,595 as of December 31, 1994.

Payments of $912,263 have been received during 1994 from the sales of parts from the four disassembled aircraft. A portion of the Partnership's cash reserves as of December 31, 1994 was distributed to the partners during January 1995. The remaining cash reserve balance, combined with the rental revenue generated by the Partnership's aircraft leases, is expected to be sufficient to cover the Partnership's normal operating and administrative expenses for 1995.

Cash Distributions - Cash distributions to limited partners during 1994 and 1993 were $1,349,832 and $1,400,451, respectively. Cash distributions per limited partnership unit were $8.00 and $8.30 during 1994 and 1993, respectively. No cash distributions were made during 1992. No other cash was available for distribution in 1994 or 1993 as the net cash generated from operations is being reserved to cover potential costs of remarketing the Partnership's off-lease aircraft and to fund the costs associated with the Viscount restructuring agreement as discussed below.

The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's ability to remarket the off-lease aircraft, the Partnership's future cash requirements, the receipt of the rental payments from Viscount and Canair, the receipt of the deferred rental payments and financing payments from Viscount, and the receipt of payments generated from the aircraft disassembly process.

Remarketing Update

Sale of McDonnell Douglas DC-9-10 Aircraft - As discussed in Note 4 to the financial statements (Item 8), in 1992 the Partnership entered into an agreement with American International for the installment sale of one McDonnell Douglas DC-9-10 aircraft. In November 1994, American International paid the remaining balance of the note of $586,963.

Sale of Boeing 737-200 Aircraft - In October 1993, the Partnership leased to Viscount one Boeing 737-200 aircraft formerly on lease to Aviateca, S.A. The lease provided Viscount the right to exercise a purchase option at varying dates and purchase prices throughout the term of the lease. The Partnership recognized this transaction as a sale in 1993 as a result of the nominal purchase price option provided in the lease upon expiration of the lease in December 1996. The Partnership recorded a note receivable of $970,000 in 1993, which was reduced by payments received from Viscount less interest. In December 1994, Viscount exercised its option to purchase the aircraft. As specified in the lease agreement, the Partnership applied to the note balance a security deposit of $25,000 and maintenance reserves of $237,978, which were previously paid to the Partnership by Viscount. Viscount paid the remaining balance of the note of $437,022 to the Partnership and the Partnership transferred title to the aircraft to Viscount.

Aircraft Lease to Viscount - The lease of one Boeing 737-200 aircraft to Viscount continued on a month-to-month basis through August 1994. Viscount performed certain maintenance and modification work on the aircraft totaling approximately $150,000, which the Partnership paid from maintenance reserves previously received by the Partnership from Viscount. The Partnership entered into a new lease with Viscount for a five-year term which commenced in September 1994. The new lease rate is $40,000 per month, which is approximately 116% of the prior average rate.

Engine Lease to Canair - The Partnership has leased two engines from the aircraft formerly on lease to Cambodia International and one engine previously leased to Viscount (as previously discussed) to Canair beginning in May 1994 for 36 months. The rental rate was variable based on usage through August 1994. Beginning in September 1994 through the end of the lease term in May 1997, the rental rate is fixed at $10,000 per engine per month.

Engine Lease to Viscount - Two engines from the disassembled aircraft were transferred from aircraft inventory in 1994 and reflected as aircraft at an aggregate value of $360,000 in the December 31, 1994 balance sheet (Item 8). The Partnership leased these engines to Viscount for 52 days. Rental revenue of $27,260 was recognized during 1994. One of these engines was subsequently leased to Canair as discussed below. The other engine was subsequently re-leased to Viscount for five months beginning in December 1994 at a rental rate of $7,500 per month.

Remarketing of Remaining Aircraft - The Partnership is continuing remarketing efforts for the former Cambodia International aircraft returned in September 1993 for sale; however, the market for this aircraft continues to be very weak. In addition to remarketing costs, the Partnership is responsible for payment of all routine expenses associated with the aircraft while off lease, including storage, insurance and maintenance, as well as costs of compliance with all non-routine inspections and modifications mandated by the Federal Aviation Administration (FAA).

Viscount Restructuring Agreement

Rent Deferral - To assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership entered into an agreement with Viscount to defer certain rents due the Partnership on three aircraft and one spare engine for a period of up to six months. The deferred rents, which will aggregate $753,200, are being repaid by Viscount with interest at a rate of 6% per annum beginning in October 1994, over the remaining terms of the leases.

Maintenance Advance - The Partnership has also agreed to extend a line of credit to Viscount for $486,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $486,000 during 1994. Payments of interest at variable rates ranging from 8.75% to 9.18% per annum were paid by Viscount beginning in September 1994. Beginning in January 1995, level payments to amortize the advance over a 30-month period, with interest at a rate of 11.53% per annum, are being paid in arrears.

Option - The Partnership has the option to acquire approximately 2.3% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $349,000. The option may be exercised at any time during the option period, which expires on July 20, 1999. This option is carried at zero value in the balance sheet as of December 31, 1994 (Item 8) due to the uncertainty of its realizability.


Disassembly of Aircraft

In an attempt to maximize the economic return from its off-lease aircraft, the Partnership entered into an agreement with Soundair, Inc. (Soundair) on October 31, 1992, for the disassembly of certain of the Partnership's aircraft and the sale of their component parts. It is anticipated that the disassembly and sales process will take at least three years. The Partnership has borne the estimated cost of disassembly of approximately $250,000 for the four aircraft, and will receive the proceeds from the sale of such parts, net of overhaul expenses if necessary, and commissions paid to Soundair. During 1994 and 1993, the Partnership paid $18,120 and $93,050, respectively, for aircraft disassembly costs. The Partnership received net proceeds from the sale of aircraft inventory of $912,263 and $199,621 during 1994 and 1993, respectively.

Three of the aircraft formerly on lease to Braniff have been recorded as aircraft inventory in the amount of $2.85 million as of December 31, 1992 and one additional aircraft formerly on lease to American Air Lease was recorded as aircraft inventory in the amount of $900,000 as of December 31, 1993. Upon transferring the first three aircraft to aircraft inventory, the Partnership recorded downward adjustments to the aircraft net book value in 1992 of $3.15 million. During 1994 and 1993, the Partnership recorded additional downward adjustments to the inventory value of $261,170 and $959,112, to reflect the then-current estimate of net realizable aircraft inventory value. These adjustments are reflected as increased depreciation expense in the corresponding years' statement of operations (Item 8). During 1994, two engines were removed from the disassembly program at an aggregate value of $360,000 and leased as previously discussed.

Claims Related to Lessee Defaults

Receipt of Braniff Bankruptcy Claim - As discussed in Item 3, in 1992 the Partnership received full payment of the Braniff administrative claim, subject, however, to the requirement that 25% of total proceeds be held by PIMC in a separate, interest-bearing account pending notification by Braniff that all of the allowed administrative claims have been satisfied. During 1994, the Partnership was advised that the 25% portion of the administrative claim proceeds with interest could be released by PIMC to the Partnership. As a result, the Partnership recognized $611,618 as revenue in claims related to lessee defaults in the 1994 statement of operations (Item 8).

Receipt of American Air Lease, Inc. (American Air Lease) Claim - As discussed in Item 3, the Partnership filed suit in 1991 seeking damages for unpaid rent and other defaults against lessee American Air Lease and guarantor Americom Leasing Group, Inc. (Americom). In November 1994, the Partnership received $91,452 representing settlement of Americom's and American Air Lease's obligation to pay the original settlement judgement. The Partnership is also entitled to retain security deposits in the amount of $74,075. Both amounts are recognized as revenue in claims related to lessee defaults in the 1994 statement of operations (Item 8). The Partnership is proceeding to recover under the judgment through collection of insurance claim proceeds from insurers and judicial enforcement in New York against American Air Lease.

Receipt of Markair, Inc. (Markair) Claim - As discussed in Item 3, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allowing the Partnership to retain the security deposits and maintenance reserves and an unsecured claim against Markair for $445,000. The unsecured claim was converted to 10% subordinated debentures during 1994. During 1994, the Partnership earned interest on the debentures of $33,284 and received a nominal principal payment of $5,459. The Partnership recognized the interest and principal payment as revenue in claims related to lessee defaults in the 1994 statement of operations (Item 8).


Reconciliation of Book Income to Taxable Income

The following is a reconciliation between net income per limited partnership unit reflected in the accompanying financial statements (Item 8) and the information provided to limited partners for federal income tax purposes:

   1994 book net income per limited partnership unit                   $  4.07
   Adjustments for tax purposes:
     Recognition of revenue from secured debentures                       2.58
     Recognition of revenue from increase in maintenance reserves         4.99
     Additional expense from disbursement of maintenance reserves        (2.45)
     Book depreciation in excess of tax depreciation                      9.37
     Net tax loss on sale of inventory and writedown of inventory        (5.98)
     Items capitalized for tax and expensed for book                      0.53
                                                                       --------
   1994 taxable income per limited partnership unit                    $ 13.11
                                                                       ========

The differences between net income for book purposes and net income for tax purposes are the result of timing differences of certain revenue and deductions. During 1994, an unsecured claim by the Partnership against Markair was converted into 10% subordinated debentures. The expected principal payments from these debentures were not recorded for book due to the uncertainty of collection. The Partnership recognized the full principal amount of the debentures as revenue for tax purposes in 1994. Certain increases in the Partnership's book maintenance reserve liability were also recognized as revenue for tax purposes. Disbursements from the Partnership's book maintenance reserve are capitalized or expensed for tax purposes, as appropriate.

The Partnership computes depreciation using the straight-line method for financial reporting and generally an accelerated method for tax purposes. As a result, the current year book depreciation expense is greater than the tax depreciation expense computed under the accelerated method. Certain aircraft were disassembled and held in inventory until their component parts can be sold. A net tax loss resulted from the sale of these component parts along with a writedown to tax basis inventory value. For book purposes, such assets are reflected at estimated net realizable value. Finally, certain costs were capitalized for tax purposes and expensed for book purposes.


Industry Update

Maintenance of Aging Aircraft - The process of aircraft maintenance begins at the aircraft design stage. For aircraft operating under Federal Aviation Administration (FAA) regulations, a review board consisting of representatives of the manufacturer, FAA representatives and operating airline representatives is responsible for specifying the aircraft's initial maintenance program. The general partner understands that this program is constantly reviewed and modified throughout the aircraft's operational life.

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of Airworthiness Directives (ADs) which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may uncover the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $900,000 per Boeing 737 aircraft, if none of the required work had been done previously. The FAA also issued several ADs in 1993 updating inspection and modification requirements for Boeing 737 aircraft. The FAA estimates the cost of these requirements to be approximately $90,000 per aircraft. In general, the new maintenance requirements must be completed by the later of March 1994, or 75,000 cycles for each Boeing 737.

In December 1990, the FAA adopted another AD intended to mitigate corrosion of structural components, which would require repeated inspections from 5 years of age throughout the life of an aircraft, with replacement of corroded components as needed. Integration of the new inspections into each aircraft operator's maintenance program was required by December 31, 1991 on Boeing aircraft.

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term. In negotiating subsequent leases, market conditions currently generally require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are, with few exceptions, no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The current U.S. fleet is comprised of approximately 57% Stage 3 aircraft and 43% Stage 2 aircraft. The key features of the rule include:

   - Compliance can be accomplished through a gradual process of phase-in or phase-out (see below) on each of three interim compliance dates: December 31, 1994, 1996 and 1998. All Stage 2 aircraft must be phased out of operations in the contiguous United States by December 31, 1999, with waivers available in certain specific cases to December 31, 2003.

   - All operators have the option of achieving compliance through a gradual phase-out of Stage 2 aircraft (i.e., eliminate 25% of its Stage 2 fleet on each of the compliance dates noted above), or a gradual phase-in of Stage 3 aircraft (i.e., 55%, 65% and 75% of an operator's fleet must consist of Stage 3 aircraft by the respective interim compliance dates noted above).

   - Carryforward credits will be awarded to operators for early additions of Stage 3 aircraft to their fleets. These credits may be used to reduce either the number of Stage 2 aircraft it must phase-out or the number of Stage 3 aircraft it must phase-in by the next interim compliance date. The credits must be used by that operator, however, and cannot be transferred or sold to another operator.


The federal rule does not prohibit local airports from issuing more stringent phase-out rules. In fact, several local airports have adopted more stringent noise requirements which restrict the operation of Stage 2 and certain Stage 3 aircraft.

Other countries have also adopted noise policies. The European Union (EU) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990. The rule has specific exceptions for leased aircraft and does allow the continued use of Stage 2 aircraft which were in operation before November 1, 1990, although adoption of rules requiring the eventual phase-out of Stage 2 aircraft is anticipated. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002.

The Partnership's entire fleet consists of Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective on all models due to the age of some of the aircraft and the time required to fully amortize the additional investment. The general partner will evaluate, as appropriate, the potential benefits of hushkitting some or all of the Partnership's aircraft. It is unlikely, however, that the Partnership will incur such costs unless they can be substantially recovered through a lease.

Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.

Demand for Aircraft - Approximately 600 commercial aircraft are currently available for sale or lease, approximately 100 less than a year ago. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being canceled or substantially deferred. As profitability has declined, many airlines have taken action to downsize or liquidate assets and many airlines have filed for bankruptcy protection.

Effects on the Partnership's Aircraft - To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate, the Partnership has made downward adjustments to its estimates of aircraft residual value during 1993 and 1992 for certain of its on-lease aircraft. In addition, during 1994, 1993 and 1992, the Partnership recognized downward adjustments totaling approximately $260,000, $2.5 million and $7.9 million, respectively, to the book value for certain of its aircraft and, with respect to 1994 and 1993, the adjustments also included adjustments to aircraft inventory. These adjustments are included in depreciation expense in the corresponding years statement of operations (Item 8).

The Partnership's aircraft leases expire between September 1997 and August 1999. To the extent that the Partnership's Boeing aircraft continue to be adversely affected by industry events, the Partnership will evaluate each aircraft as it comes off lease to determine whether a re-lease or a sale at the then-current market rates would be most beneficial for unit holders.

Item 8.   Financial Statements and Supplementary Data











                         POLARIS AIRCRAFT INCOME FUND I







             FINANCIAL STATEMENTS AS OF DECEMBER 31, 1994 AND 1993


                                 TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Polaris Aircraft Income Fund I:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund I (a California limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund I as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




                                                            ARTHUR ANDERSEN LLP


San Francisco, California,
  January 24, 1995

                         POLARIS AIRCRAFT INCOME FUND I


                                 BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993

                                                      1994             1993
ASSETS:

CASH AND CASH EQUIVALENTS                         $ 7,486,952    $   144,725

SHORT-TERM INVESTMENTS, at cost which
 approximates market value                             -           4,715,326
                                                  -----------    -----------
    Total Cash and Cash Equivalents and
      Short-Term Investments                        7,486,952      4,860,051

RENT AND INTEREST RECEIVABLE                        1,105,843        233,654

NOTES RECEIVABLE                                      486,000      1,597,385

AIRCRAFT at cost, net of accumulated
 depreciation of $24,013,057 in 1994 and
 $22,436,643 in 1993                                6,489,292      7,705,706

AIRCRAFT INVENTORY                                    919,004      2,434,317
                                                  -----------    -----------
                                                  $16,487,091    $16,831,113
                                                  ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                             $   102,288    $   142,483

ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                           45,957         14,000

LESSEE SECURITY DEPOSITS                              125,000        224,075

MAINTENANCE RESERVES                                1,239,595        806,451
                                                  -----------    -----------
    Total Liabilities                               1,512,840      1,187,009
                                                  -----------    -----------

PARTNERS' CAPITAL (DEFICIT):

 General Partner                                     (578,793)      (572,081)
 Limited Partners, 168,729 units issued and
 outstanding                                       15,553,044     16,216,185
                                                  -----------    -----------
    Total Partners' Capital                        14,974,251     15,644,104
                                                  -----------    -----------
                                                  $16,487,091    $16,831,113
                                                  ===========    ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                         1994            1993           1992
REVENUES:
 Rent from operating leases        $  1,765,947    $  1,929,525   $  1,477,138
 Claims related to lessee defaults      815,888         701,074      1,769,566
 Gain on sale of equipment               -               -              97,895
 Interest and other                     499,380         192,542        196,509
                                   ------------    ------------   ------------
    Total Revenues                    3,081,215       2,823,141      3,541,108
                                   ------------    ------------   ------------
EXPENSES:
 Depreciation and amortization        1,837,584       5,081,327     13,917,395
 Management and advisory fees            84,066         100,667         73,856
 Operating                              164,557         532,294      1,772,277
 Interest                                -               39,810        147,708
 Administration and other               165,048         153,439        166,390
                                   ------------    ------------   ------------
    Total Expenses                    2,251,255       5,907,537     16,077,626
                                   ------------    ------------   ------------
NET INCOME (LOSS)                  $    829,960    $ (3,084,396)  $(12,536,518)
                                   ============    ============   ============
NET INCOME (LOSS)
 ALLOCATED TO THE
 GENERAL PARTNER                   $    143,269    $    109,187   $   (125,365)
                                   ============    ============   ============
NET INCOME (LOSS)
 ALLOCATED TO
 LIMITED PARTNERS                  $    686,691    $ (3,193,583)  $(12,411,153)
                                   ============    ============   ============
NET INCOME (LOSS)
 PER LIMITED
 PARTNERSHIP UNIT                  $       4.07    $     (18.93)  $     (73.56)
                                   ============    ============   ============


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                    General         Limited
                                    Partner        Partners          Total

Balance, December 31, 1991        $ (400,297)    $33,221,372      $ 32,821,075

 Net loss                           (125,365)    (12,411,153)      (12,536,518)
                                  ----------     -----------      ------------
Balance, December 31, 1992          (525,662)     20,810,219        20,284,557

 Net income (loss)                   109,187      (3,193,583)       (3,084,396)

 Cash distributions to partners     (155,606)     (1,400,451)       (1,556,057)
                                  ----------     -----------      ------------
Balance, December 31, 1993          (572,081)     16,216,185        15,644,104

 Net income                          143,269         686,691           829,960

 Cash distributions to partners     (149,981)     (1,349,832)       (1,499,813)
                                  ----------     -----------      ------------
Balance, December 31, 1994        $ (578,793)    $15,553,044      $ 14,974,251
                                  ==========     ===========      ============

        The accompanying notes are an integral part of these statements.




                                   POLARIS AIRCRAFT INCOME FUND I

                                      STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                                                     1994              1993              1992
OPERATING ACTIVITIES:
  Net income (loss)                                                             $    829,960       $ (3,084,396)     $(12,536,518)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                                  1,837,584          5,081,327        13,917,395
    Gain on sale of equipment                                                         -                 -                 (97,895)
    Changes in operating assets and liabilities:
       Decrease (increase) in rent and interest
          receivables                                                               (872,189)          (111,421)          344,050
       Decrease in inventory                                                          -                 250,000            -
       Increase (decrease) in payable to affiliates                                  (40,195)           (60,899)            3,986
       Increase (decrease) in accounts payable
          and accrued liabilities                                                     31,957            (52,021)          (66,092)
       Decrease in lessee security deposits                                          (99,075)          (288,125)          (75,875)
       Increase (decrease) in maintenance reserves                                   433,144            (45,697)          427,946
       Increase (decrease) in deferred income                                         -                 (35,000)           35,000
                                                                                  ----------         ----------        ----------
          Net cash provided by operating activities                                2,121,186          1,653,768         1,951,997
                                                                                  ----------         ----------        ----------
INVESTING ACTIVITIES:
  Increase in notes receivable                                                      (486,000)           -                  -
  Principal payments on notes receivable                                           1,597,385            271,295           289,532
  Net proceeds from sale of aircraft inventory                                       912,263            199,621            -
  Inventory disassembly costs                                                        (18,120)           (93,050)           -
  Improvements to aircraft                                                            -                 -                (105,162)
  Lease acquisition fees                                                              -                 -                 (11,233)
  Expenses related to sale of aircraft                                                -                 -                  (7,107)
                                                                                  ----------         ----------        ----------
          Net cash provided by investing activities                                2,005,528            377,866           166,030
                                                                                  ----------         ----------        ----------
FINANCING ACTIVITIES:
  Principal payments on notes payable                                                 -                (780,000)       (1,040,000)
  Cash distributions to partners                                                  (1,499,813)        (1,556,057)           -
                                                                                  ----------         ----------        ----------
          Net cash used in financing activities                                   (1,499,813)        (2,336,057)       (1,040,000)
                                                                                  ----------         ----------        ----------
CHANGES IN CASH AND CASH
  EQUIVALENTS AND SHORT-TERM
  INVESTMENTS                                                                      2,626,901           (304,423)        1,078,027

CASH AND CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS AT
  BEGINNING OF YEAR                                                                4,860,051          5,164,474         4,086,447
                                                                                  ----------         ----------        ----------
CASH AND CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS AT END
  OF YEAR                                                                       $  7,486,952       $  4,860,051      $  5,164,474
                                                                                ============       ============      ============

                                   The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1994




1.   Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund I (PAIF-I or the Partnership), a California limited partnership, maintains its accounting records, prepares financial statements and files its tax returns on the accrual basis of accounting.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds.

Short-Term Investments - The Partnership classifies all liquid investments with original maturities of three months or less as short-term investments.

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 12 years. Depreciation in the year of acquisition is calculated based upon the number of days that the aircraft are in service.

The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life. For any downward adjustment in estimated residual, or decrease in the estimated remaining economic life, the depreciation expense over the remaining life of the aircraft is increased. If the expected net income generated from the lease (rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the appropriate period. These costs are also subject to the periodic evaluation discussed above.

Aircraft Inventory - Aircraft held in inventory for sale are reflected at the lower of depreciated cost or estimated net realizable value. Proceeds from sales are applied against inventory until book value is fully recovered.

Other Assets - Lease acquisition costs are capitalized as other assets and amortized using the straight-line method over the term of the lease.

Operating Leases - Certain of the aircraft leases are accounted for as operating leases with the exception of one lease which was recognized as a sale in 1993 as discussed in Note 4. Lease revenues are recognized in equal installments over the terms of the leases.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income (loss), and the number of units outstanding for the years ended December 31, 1994, 1993 and 1992.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Financial Accounting Pronouncements - SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118, which together require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This statement has been adopted as of January 1, 1995. The Partnership does not expect the adoption of this statement to have a significant impact on its financial position or results of operations.

Reclassification - Certain 1993 and 1992 balances have been reclassified to conform to the 1994 presentation.


2.   Organization and the Partnership

The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. It will terminate no later than December 2010. Upon organization, both the general partner and the initial limited partner contributed $500. The Partnership recognized no profits or losses during the period ended December 31, 1984. The offering of limited partnership units terminated on December 31, 1985, at which time the Partnership had sold 168,729 units of $500, representing $84,364,500. All unit holders were admitted to the Partnership on or before January 1, 1986.

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to affiliates are described in Note 9.


3.   Aircraft

The Partnership owns four aircraft, five spare engines and certain inventoried aircraft parts from its original portfolio of eleven used commercial jet aircraft, which were acquired and leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. In addition, the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term. In addition to basic rent, the lessees are generally required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement.

One Boeing 737-200 Convertible Freighter - This aircraft was acquired for $7,613,333 in 1985 and leased to Aloha Airlines, Inc. (Aloha) through October 1990. The aircraft was then sold to Transport Aerien Transregional S.A. in 1990.

One McDonnell Douglas DC-9-10 - This aircraft was purchased for $4,400,000 in 1986 and leased to Hawaiian Airlines, Inc. (Hawaiian) until Hawaiian defaulted on its lease in November 1990 (Note 5). The aircraft was sold in 1992 (Note
4).

Nine Boeing 737-200 - These aircraft were purchased for $60,367,500 in 1986 and leased to Western Airlines, Inc. (Western). In 1987, Delta Airlines, Inc. (Delta) acquired Western and assumed all obligations of Western through the expiration of the aircraft leases with the Partnership. The aircraft were then leased to Braniff, Inc. (Braniff) until 1989, when Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code and returned the aircraft to the Partnership. Substantial maintenance work has been completed on these aircraft and the aircraft have been re-leased to various lessees or disassembled as described below.

In 1992, three of the aircraft were transferred to aircraft inventory and have been disassembled for sale of their component parts (Note 6). One engine from these aircraft was leased to Viscount Air Service, Inc. (Viscount) through a joint venture with Polaris Aircraft Income Fund II from April 1993 through November 1997. Two additional engines from these aircraft were subsequently transferred from aircraft inventory in 1994 and reflected as aircraft at an aggregate value of $360,000 in the December 31, 1994 balance sheet. The Partnership leased these two engines to Viscount for 52 days. Rental revenue of $27,260 was recognized during 1994. One of these engines was subsequently leased to Canair Cargo Ltd. (Canair) as discussed below. The other engine was subsequently re-leased to Viscount for five months beginning in December 1994 at a rental rate of $7,500 per month.

One aircraft was leased to American Air Lease, Inc. (American Air Lease) from February 1990 until the lessee's default in June 1991 at approximately 88% of the prior rate (Note 5). The aircraft was transferred to aircraft inventory in 1993 and has been disassembled for sale of its component parts (Note 6).

One aircraft was leased to America West Airlines, Inc. (America West) from August 1990 until June 1991 at approximately 70% of the prior rate . The aircraft was then leased to Viscount at 56% of the prior rate from February 1992 until September 1997 (Note 8).

One aircraft was leased to Viscount from April 1992 through September 1997 at 35% of the prior rate (Note 8).

Two aircraft were leased to Markair, Inc. (Markair) at approximately 57% of the prior rate from May 1991 until the lessee's default in June 1992 (Note 5). One of the Markair aircraft was then leased to Aviateca, S.A. (Aviateca) from July 1992 until December 1992 at 54% of the prior rate. In October 1993, this aircraft was leased to Viscount. Rental payments for an interim lease term through December 1, 1993 were at a variable rate based on usage. Thereafter and through the end of the lease term in December 1996, the basic rent payments are 100% of the prior rate received from Aviateca. The lease provides Viscount the right to exercise a purchase option at varying dates and purchase prices throughout the term of the lease and a nominal purchase price option at the end of the lease term. As a result, the Partnership recognized this transaction as a sale in 1993. In December 1994, Viscount exercised its option to purchase the aircraft (Note 4).

The second aircraft formerly leased to Markair was leased to Cambodia International Airlines Company, Ltd. (Cambodia International) from November 1992 through November 1994 at 62% of the prior rate. The lease provided the lessee an early termination option after six months. The lessee exercised this option and returned the aircraft to the Partnership in September 1993. The aircraft is currently being remarketed for sale or re-lease. The Partnership has leased the two engines from this aircraft and one engine previously leased to Viscount, as previously discussed, to Canair beginning in May 1994 for 36 months. The rental rate was variable based on usage through August 1994. Beginning in September 1994 through the end of the lease term in May 1997, the rental rate is fixed at $10,000 per engine per month.

One aircraft was leased to Jet Fleet Corporation (Jet Fleet) at approximately 44% of the prior rate from May 1992 until the lessee's default in September 1992 (Note 5). The aircraft was then leased to Viscount at a variable rate based on usage from November 1992 until February 1993, although Viscount had the option to extend the lease for five years and the option to purchase the aircraft at the end of the extended lease term. Viscount elected not to extend the lease and the Partnership agreed to allow Viscount to operate the aircraft under the same terms, on a month-to-month basis through August 1994. Viscount performed certain maintenance and modification work on the aircraft totaling approximately $150,000, which the Partnership paid from maintenance reserves previously received by the Partnership from Viscount. The Partnership entered into a new lease with Viscount for a five-year term which commenced in September 1994. The new lease rate is $40,000 per month, which is approximately 116% of the prior average rate (Note 8).

Remarketing of Remaining Aircraft - The Partnership is continuing remarketing efforts for the one remaining off-lease aircraft for sale. However, the market for this aircraft continues to be very weak.

The following is a schedule by year of future minimum rental revenue under the existing leases:


               Year                           Amount
               1995                         $1,976,000
               1996                          1,946,000
               1997                          1,463,600
               1998                            480,000
               1999 and thereafter             320,000
                                            ----------
               Total                        $6,185,600
                                            ==========

To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate, the Partnership has made downward adjustments to its estimates of aircraft residual value during 1993 and 1992 for certain of its on-lease aircraft (Note 1). In addition, during 1994, 1993 and 1992, the Partnership recognized downward adjustments totaling approximately $260,000, $2.5 million and $7.9 million, respectively, to the book value for certain of its aircraft and, with respect to 1994 and 1993, the adjustments also included adjustments to aircraft inventory as described in Note 6. These adjustments are included in depreciation expense in the statements of operations.


4.   Sale of Equipment

Sale of McDonnell Douglas DC-9-10 Aircraft - In 1992, the Partnership entered into an agreement with American International Airways, Inc. (American

International) for the installment sale of this aircraft. The Partnership recognized a loss on the sale of $7,105 in 1992. American International made a $100,000 down payment and monthly installment payments of $18,000. At December 31, 1993, the note receivable balance was $732,068. In November 1994, American International paid the remaining balance of the note of $586,963.

Sale of Other Equipment - The Partnership recognized a gain of $105,000 on the sale of overhead bin kits in 1992, which more than offset the loss on the sale of the McDonnell Douglas DC-9-10 aircraft as described above.

Sale of Boeing 737-200 Aircraft - In October 1993, the Partnership leased to Viscount one Boeing 737-200 aircraft formerly on lease to Aviateca. The lease provided Viscount the right to exercise a purchase option at varying dates and purchase prices throughout the term of the lease. The Partnership recognized this transaction as a sale in 1993 as a result of the nominal purchase price option provided in the lease upon expiration of the lease in December 1996. Depreciation expense was increased by approximately $1.5 million in 1993 to reflect the writedown of the aircraft to the sale price. The Partnership recorded a note receivable of $970,000 in 1993, which was reduced by payments
received from Viscount less interest.   The note receivable balance was
$865,317 on December 31, 1993. In December 1994, Viscount exercised its option to purchase the aircraft. As specified in the lease agreement, the Partnership applied to the note balance a security deposit of $25,000 and maintenance reserves of $237,978, which were previously paid to the Partnership by Viscount. Viscount paid the remaining balance of the note of $437,022 to the Partnership and the Partnership transferred title to the aircraft to Viscount.


5.   Claims Related to Lessee Defaults

The Partnership has incurred approximately $10.5 million for costs resulting from the Braniff bankruptcy. Excluding the claim from the bankruptcy court discussed below, the costs have been paid from amounts received from Braniff of approximately $2.7 million, the Partnership's cash reserves, and a portion of the proceeds from the sale of the former Aloha aircraft.

Receipt of Braniff Bankruptcy Claim - In July 1992, the Bankruptcy Court approved a stipulation embodying a settlement among PIMC, on behalf of the Partnership, the Braniff Creditor committees and Braniff in which it was agreed that First Security Bank of Utah, National Association, acting as trustee for the Partnership, would be allowed an administrative claim in the bankruptcy proceeding of approximately $2,076,923. In 1992, the Partnership received full payment of the claim, subject, however, to the requirement that 25% of total proceeds be held by PIMC in a separate, interest-bearing account pending notification by Braniff that all of the allowed administrative claims have been satisfied. The Partnership recognized 75% of the total as revenue in claims related to lessee defaults in the 1992 statement of operations. During 1994, the Partnership was advised that the 25% portion of the administrative claim proceeds with interest could be released by PIMC to the Partnership. As a result, the Partnership recognized $611,618 as revenue in claims related to lessee defaults in the 1994 statement of operations.

Hawaiian - Hawaiian defaulted on its lease in November 1990, however, as a result of legal action taken by the Partnership, during 1992 Hawaiian paid all amounts due under a settlement agreement reached in 1991, a portion of which was recognized as revenue in claims related to lessee defaults in the 1992 statement of operations.

American Air Lease - The Partnership filed suit in 1991 seeking damages for unpaid rent and other defaults against lessee American Air Lease and guarantor

Americom Leasing Group, Inc. (Americom). The Partnership had a cash security deposit equal to approximately four and one half month's rent which was applied against unpaid rent during 1992. American Air Lease and the Partnership reached a settlement consisting of certain cash payments (Note 5), return of the aircraft and participation in any recovery proceeds of American Air Lease's default judgment against its lessee, Pan African Airways. Concurrent with the court-approved settlement agreement, in December 1992, the lease was terminated and the Partnership took possession of the aircraft. The Partnership is proceeding to recover under the judgment through collection of insurance claim proceeds from insurers and judicial enforcement in New York against American Air Lease. The aircraft was transferred to aircraft inventory in 1993 and has been disassembled for sale of its component parts (Note 6). In November 1994, the Partnership received $91,452 representing settlement of Americom's and American Air Lease's obligation to pay the original settlement judgement. The Partnership is also entitled to retain security deposits in the amount of $74,075. Both amounts are recognized as revenue in claims related to lessee defaults in the 1994 statement of operations.

Markair - The Partnership terminated the leases and repossessed the two aircraft in June 1992, and Markair filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. The Partnership filed a proof of claim in the case to recover damages for past-due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allows the Partnership to retain the security deposits and maintenance reserves and an unsecured claim against Markair for $445,000 which was converted to 10% subordinated debentures during 1994. The security deposits and maintenance reserves, which were held by the Partnership under the leases with Markair, totaled $748,951, of which $47,877 was applied during 1993 to rent owed the Partnership by Markair. The balance of $701,074 was recognized as revenue in claims related to lessee defaults in the 1993 statement of operations. During 1994, the Partnership earned interest on the debentures of $33,284 and received a nominal principal payment of $5,459. The Partnership recognized the interest and principal payment as revenue in claims related to lessee defaults in the 1994 statement of operations.

Jet Fleet - In September 1992, the Partnership repossessed the aircraft due to the lessee's failure to maintain adequate insurance and pay maintenance reserve payments as required under the lease. Jet Fleet had paid rent through September 1992. Thereafter, Jet fleet filed for bankruptcy protection in United States Bankruptcy Court. The Partnership filed a proof of claim in the Jet Fleet bankruptcy to recover its damages. However, no action on the Partnership's proof of claim has been taken by the Bankruptcy Court.


6.   Disassembly of Aircraft

In an attempt to maximize the economic return from its off-lease aircraft, the Partnership entered into an agreement with Soundair, Inc. (Soundair) on October 31, 1992, for the disassembly of certain of the Partnership's aircraft and the sale of their component parts. It is anticipated that the disassembly and sales process will take at least three years. The Partnership has borne the estimated cost of disassembly of approximately $250,000 for the four aircraft, and will receive the proceeds from the sale of such parts, net of overhaul expenses if necessary, and commissions paid to Soundair. During 1994 and 1993, the Partnership paid $18,120 and $93,050, respectively, for aircraft disassembly costs. The Partnership received net proceeds from the sale of aircraft inventory of $912,263 and $199,621 during 1994 and 1993, respectively.

Three of the aircraft formerly on lease to Braniff have been recorded as aircraft inventory in the amount of $2.85 million as of December 31, 1992 and one additional aircraft formerly on lease to American Air Lease was recorded as aircraft inventory in the amount of $900,000 as of December 31, 1993. Upon transferring the first three aircraft to aircraft inventory, the Partnership recorded downward adjustments to the aircraft net book value in 1992 of $3.15 million. During 1994 and 1993, the Partnership recorded additional downward adjustments to the inventory value of $261,170 and $959,112, to reflect the current estimate of net realizable aircraft inventory value. These adjustments are reflected as increased depreciation expense in the corresponding years' statement of operations. During 1994, two engines were removed from the disassembly program at an aggregate value of $360,000 and leased as discussed in Note 3.


7.   Note Payable

In December 1988, the Partnership borrowed $5,200,000 from Bank of America National Trust and Savings Association, at an interest rate of 10.17%. The Partnership was required to make principal payments in twenty quarterly installments and monthly interest payments commencing December 31, 1988. The Partnership paid a fee of $40,000 in consideration for the loan. The Partnership paid interest expense on the note of $39,810 and $147,708 during 1993 and 1992, respectively. The Partnership repaid the note payable upon maturity in September 1993.


8.   Viscount Restructuring Agreement

Rent Deferral - To assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership on three aircraft and one spare engine for a period of up to six months. The deferred rents, which will aggregate $753,200, are being repaid by Viscount with interest at a rate of 6% per annum beginning in October 1994, over the remaining terms of the leases.

Maintenance Advance - The Partnership has also agreed to extend a line of credit to Viscount for $486,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $486,000 during 1994. Payments of interest at variable rates ranging from 8.75% to 9.18% per annum were paid by Viscount beginning in September 1994. Beginning in January 1995, level payments to amortize the advance over a 30-month period, with interest at a rate of 11.53% per annum, will be due in arrears.

Option - The Partnership has the option to acquire approximately 2.3% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $349,000. The option may be exercised at any time during the option period, which expires on July 20, 1999. This option is carried at zero value in the accompanying balance sheet as of December 31, 1994 due to the uncertainty of its realizability.

9.   Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

   a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases of the Partnership, payable upon receipt of the rent. In 1994, 1993 and 1992, the Partnership paid management fees to PIMC of $80,346, $96,392 and $66,902, respectively. Management fees payable to PIMC at December 31, 1994 and 1993 were $37,628 and $33,908, respectively.

   b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1994, 1993 and 1992, $201,083, $189,728 and $180,607 were reimbursed to PIMC by the Partnership for administrative expenses. Administrative reimbursements of $30,933 and $43,050 were payable to PIMC at December 31, 1994 and 1993, respectively. Partnership reimbursements to PIMC for maintenance and remarketing costs of $264,295, $731,174 and $1,701,283 were paid in 1994, 1993, and 1992, respectively.
        Maintenance and remarketing reimbursements of $33,727 and $65,525 were payable to PIMC at December 31, 1994 and 1993, respectively.

   c. A 10% interest in all cash distributions and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement.

   d. A subordinated sales commission of 3% of the gross sales price of each aircraft for services performed upon disposition and reimbursement of out-of-pocket and other disposition expenses. Subordinated sales commissions shall be paid only after limited partners have received distributions in an aggregate amount equal to their capital contributions plus a cumulative non-compounded 8% percent per annum return on their adjusted capital contributions, as defined in the Partnership Agreement. The Partnership did not pay or accrue a sales commission on any aircraft sales to date as the above subordination threshold has not been met.

   e. One engine from the Partnership's aircraft was leased to Viscount through a joint venture agreement with Polaris Aircraft Income Fund II from May 1993 at a fair market rental rate. The Partnership recognized rental revenue on this engine of $146,000 and $98,000 in 1994 and 1993, respectively.


10.  Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1994 and 1993 are as follows:


                    Reported Amounts    Tax Basis    Net Difference

1994: Assets          $ 16,487,091    $ 29,880,086   $ (13,392,995)
      Liabilities        1,512,840         273,244       1,239,596


1993: Assets          $ 16,831,113    $ 29,117,249   $ (12,286,136)
      Liabilities        1,187,009         380,558         806,451





Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund I (PAIF-I or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), have recently restructured their operations and businesses (the Polaris Restructuring). In connection therewith, PIMC has entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (the Servicer or GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The GE Capital Restructuring - GE Capital has recently completed a restructuring (the GE Capital Restructuring) of its commercial aviation operations, and as a result the owned and managed aircraft portfolios of certain of its affiliates, including its Polaris affiliates, are now managed by GECAS, subject in the case of Polaris investment programs to overall management and supervision by PIMC. The business of GECAS has combined commercial aviation activities formerly conducted by GE Capital's Polaris affiliates and its Transportation and Industrial Funding Corporation division (the T&I Division). In addition, GECAS will provide a significant range of aircraft management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries.

The Polaris Restructuring - In connection with the GE Capital Restructuring, the Servicer hired many of the employees who had performed the functions for Polaris and its investment programs (including the Partnership) that are now performed by the Servicer for PHC owned aircraft and for Polaris investment programs under the Services Agreement and under similar services agreements entered into by PIMC and/or PALC with the Servicer relating to other Polaris investment programs.

In order to allow it to continue to be able to discharge its responsibilities as general partner of the Partnership, PIMC has retained certain of its employees. As of December 31, 1994, PIMC had seven full-time employees. In addition, certain employees of GECAS will serve as officers and directors of PIMC. The following management personnel will serve in the capacities shown opposite their names:

             Name                PIMC  Title

        Howard L. Feinsand  President; Director
        Richard J. Adams    Vice President; Director
        Rodney Sirmons      Director
        James W. Linnan     Vice President
        John E. Flynn       Vice President
        Robert W. Dillon    Vice President; Assistant Secretary
        James F. Walsh      Chief Financial Officer
        William C. Bowers   Secretary


Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Feinsand, 47, Senior Vice President and Manager, Capital Markets, Pricing and Investor Programs of GECAS, joined PIMC and PALC as Vice President, General Counsel and Assistant Secretary in April 1989. Effective July 1989,
Mr. Feinsand assumed the position of Senior Vice President, and served as General Counsel and Secretary from July 1989 to August 1992. Mr. Feinsand, an attorney, was a partner in the New York law firm of Golenbock and Barell from 1987 through 1989. In his previous capacities, Mr. Feinsand served as counsel to PIMC and PALC. Mr. Feinsand also serves as a director on the board of Duke Realty Investments, Inc. Effective July 1, 1994, Mr. Feinsand held the positions of President and Director of PIMC.

Mr. Adams, 61, Senior Vice President, Aircraft Marketing - North America, served as Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing, Vice President - North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Sirmons, 48, is Vice President, Portfolio and Risk Management for GECAS. During the last twenty-one years, he has held a variety of credit, underwriting and financial positions with several businesses within GE Capital and its predecessor. Effective July 1, 1994, Mr. Sirmons held the position of Director of PIMC.

Mr. Linnan, 53, became Vice President - Financial Management of PIMC and PALC effective April 1991, having previously served as Vice President - Investor Marketing of PIMC and PALC since July 1986. Effective July 1, 1994, Mr. Linnan held the position of Vice President of PIMC.

Mr. Flynn, 54, Senior Vice President and Manager, Task Force Marketing and General Manager, Cargo, of GECAS, served as Senior Vice President, Aircraft Marketing for PIMC and PALC effective April 1991, having previously served as Vice President, North America of PIMC and PALC effective July 1989. Mr. Flynn joined PALC in March 1989 as Vice President, Cargo. For the two years prior to joining PALC, Mr. Flynn was a transportation consultant. Effective July 1, 1994, Mr. Flynn held the position of Vice President of PIMC.

Mr. Dillon, 53, became Vice President - Aviation Legal and Insurance Affairs effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC.

Mr. Walsh, 45, Senior Vice President and Chief Financial Officer of GECAS, joined PIMC and PALC in March 1987. He served as Senior Vice President and Chief Financial Officer, having previously served as Vice President and Chief Financial Officer. Effective October, 1993, Mr. Walsh resigned as Senior Vice President and Chief Financial Officer of PIMC to assume new responsibilities at GE Capital. Effective July 1, 1994, Mr. Walsh held the position of Chief Financial Officer of PIMC.

Mr. Bowers, 48, Senior Vice President and Associate General Counsel of GECAS, joined that company in November, 1993. Prior to joining GECAS, Mr. Bowers, an attorney, was General Counsel of GPA Capital, the capital markets division of GPA Group plc, from June, 1990 to October, 1993. Prior to joining GECAS, Mr. Bowers was a partner in the New York office of Paul, Hastings, Janofsky & Walker from January, 1988 until June, 1990, having joined that firm as an Of Counsel in October, 1985. Effective November 18, 1994, Mr. Bowers held the position of Secretary of PIMC.

Through the personnel it has retained, PIMC will oversee the services to be performed by the Servicer under the Services Agreement, make decisions as to matters that are effectively reserved to PIMC for decision by the Services Agreement, receive and analyze reports received from the Servicer, and otherwise discharge its responsibilities as general partner of the Partnership (See "The Services Agreement"). In addition, PIMC will continue to perform investor relations services for the Partnership and will continue to supervise ReSource/Phoenix, a division of Phoenix Leasing Incorporated which, since August 1993, has been performing substantially all of the accounting and financial reporting services previously performed by PIMC, pursuant to a Program Accounting and Financial Reporting Administration Agreement. Since July 1994, ReSource/Phoenix has also provided database time-share services, data processing services and investor transfer services pursuant to a Time-Share and Transfer Services Agreement.

GECAS - GECAS is a global commercial aviation financial services company that
(i) offers a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentive-based financing and debt and equity financing, and (ii) provides management, marketing and technical support services to aircraft owners, lenders and investors, including GE Capital, its affiliates, and certain third parties.

GECAS is the world's largest manager of commercial aircraft. From time to time, GE Capital and its affiliates are likely to acquire additional new and used aircraft which are expected to be included in the portfolio to be managed by GECAS. GECAS's managed portfolio includes other aircraft of the same type as those owned by the Partnership. Accordingly, the Servicer may have certain conflicts of interest in performing its duties under the Services Agreement. (See "The Services Agreement", herein.)

The Servicer has represented to PIMC that during the term of the Services Agreement the Servicer's net worth will be greater than $25,000,000, and has agreed during such term not to pay or make any dividends or distributions to its shareholder(s) which would have the effect of reducing the Servicer's net worth below that amount.

The Services Agreement - Under the Services Agreement, PIMC has engaged the Servicer to perform, or arrange for the performance of, aircraft management services, aircraft leasing and sales services, and certain portfolio management services. These services will include, inter alia, managing the Partnership's portfolio of aircraft, arranging for the re-leasing and sale of aircraft, preparing certain reports for the Partnership, employing persons to perform services for the Partnership, and otherwise performing various portfolio and partnership management functions. PIMC will continue to serve as general partner of the Partnership and will retain all of its rights, powers and interests as general partner. In its capacity as general partner, PIMC will exercise supervisory control over the Servicer's rendering of services in connection with the Partnership and will continue to have control and overall management of all matters relating to the Partnership's ongoing business and operations. The Servicer is not becoming a general partner of the Partnership and is not assuming any fiduciary duty that PIMC, as general partner, has had or will have.

As compensation for services provided by the Servicer, PIMC will pay to the Servicer (i) a portion of the aircraft management fees, cash available from operations and cash available from sales proceeds received by PIMC under the Partnership Agreement, and (ii) all sales commissions received by PIMC under the Partnership Agreement with respect to sales of Partnership aircraft arranged by the Servicer. The Servicer will also receive an amount equal to the reimbursement for Partnership expenses which PIMC receives from the Partnership on account of expenses incurred by the Servicer in performing services pursuant to the Services Agreement. The expense reimbursement limitations in the Partnership Agreement will not be affected by the Services Agreement.

The Services Agreement recognizes that the Servicer will be providing services with respect to the separate aircraft of GE Capital and its affiliates as well as with respect to the aircraft of third parties, and that conflicts of interest may arise as a result. The Servicer is required to perform services under the Services Agreement in good faith and, to the extent that a particular Partnership aircraft and other aircraft then in the Servicer's managed portfolio are substantially similar in terms of relevant objectively identifiable characteristics, the Servicer must not discriminate between such aircraft on the basis of ownership, fees payable to the Servicer, or on an unreasonable basis. The Services Agreement also requires the Servicer to perform services in accordance with all applicable laws, in a manner consistent with all applicable provisions of the Partnership Agreement, and with such care and in accordance with such standards of performance as would have been applied to PIMC had PIMC performed the services directly.

The Services Agreement requires the Servicer to take any actions relating to the Services Agreement that PIMC may direct so long as such actions are reasonably deemed by PIMC to be necessary or appropriate in order to permit PIMC to fulfill its fiduciary duties as general partner of the Partnership or otherwise to be in the best interest of the Partnership or its limited partners. Furthermore, certain actions with respect to the Partnership may not be taken by the Servicer without the prior approval of PIMC. Such actions include, among others: (i) selling or otherwise disposing of one or more aircraft by the Partnership (including the sale or other disposition of an aircraft as parts or scrap); (ii) entering into any new lease (or any renewal or extension of an existing lease) with respect to any aircraft; (iii) terminating or modifying any lease with respect to any aircraft; (iv) financing or refinancing one or more aircraft by the Partnership; (v) making material capital, maintenance or inspection expenditures for the Partnership;
(vi) hiring any broker to sell or lease any aircraft; (vii) entering into any contract (including any contract of sale), agreement or instrument other than a contract, agreement or instrument entered into in the ordinary course of business that has a term of less than one year and that does not contemplate payments which will exceed, over the term of the contract, agreement or instrument, $100,000 in the aggregate; (viii) changing in any material respect the type or amount of insurance coverage in place for the Partnership; and (ix) incurring any Partnership expenses for which the Servicer will seek reimbursement pursuant to the Services Agreement which exceed in the aggregate, for any calendar month, the sum of $10,000. Absent PIMC authorization, it is contemplated that the Servicer will not enter into contracts, agreements or instruments on behalf of the Partnership.

Absent earlier termination based on certain events (including the withdrawal, removal or replacement of PIMC as general partner of the Partnership), the Services Agreement will terminate upon the completion of the winding up and liquidation of the Partnership and the distribution of all of its assets.

Certain Legal Proceedings:

As reported in the Partnership's 1990 Form 10-K, on June 8, 1990, a purported class action entitled Harner, et al., v. Prudential Bache Securities, Inc. et al., (to which the Partnership was not a party) was filed by certain purchasers of units in a 1983 and 1984 public offering in several corporate aircraft public partnerships. Polaris Aircraft Leasing Corporation and Polaris Investment Management Corporation were named as two of the defendants in this action. On September 24, 1991, the court entered an order in favor of Polaris Aircraft Leasing Corporation and Polaris Investment Management Corporation granting their motion for summary judgment and dismissing the plaintiffs' complaint with prejudice. On March 13, 1992, plaintiff filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. On
August 21, 1992, the Sixth Circuit ordered consolidation of the appellants' causes for the purposes of briefing and submission. On September 9, 1994, the Sixth Circuit affirmed the lower court's decision dismissing the action.

On October 27, 1992, a class action complaint entitled Weisl, Jr. et al., v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York for the County of New York. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The complaint seeks an award of compensatory and other damages and remedies. On January 19, 1993, plaintiffs filed a motion for class certification. On March 1, 1993, defendants filed motions to dismiss the complaint on numerous grounds, including failure to state a cause of action and statute of limitations. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending. Plaintiffs filed a notice of appeal on September 2, 1994. The Partnership is not named as a defendant in this action.

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al., was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay. The Partnership is not named as a defendant in this action.

On or around May 14, 1993, a purported class action entitled Moross, et al., v. Polaris Holding Company, et al., was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statues and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al., v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of the Partnership, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund
III. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund III is named as a nominal defendant. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail. On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal.
On November 15, 1994, defendants submitted an answer to the remaining causes of action.

On or around March 13, 1993, a purported class action entitled Kahn v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This purported class action on behalf of investors in Polaris Aircraft Income Fund V ("PAIF V") was filed by one investor in PAIF
V. The complaint names as defendants Polaris Investment Management Corporation, Polaris Holding Company, its affiliates and others. The complaint charges defendants with common law fraud, negligent misrepresentation and breach of fiduciary duty in connection with certain misrepresentations and omissions allegedly made in connection with the sale of interest in PAIF V. Plaintiffs seek compensatory and consequential damages in an unspecified amount, plus interest, disgorgement and restitution of all earnings, profits and other benefits received by defendants as a result of their alleged practices, and attorneys' fees and costs. Defendants' time to move, answer or otherwise plead with respect to the complaint was extended by stipulation up to and including April 24, 1995. The Partnership is not named as a defendant in this action.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action.

A further litigation captioned Romano v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages. The case is being coordinated with In re Prudential.

On or about February 6, 1995, a class action complaint entitled Cohen, et al.
v. J.B. Hanauer & Company, et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint names J.B. Hanauer & Company, General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 5,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds I through VI. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for violation of Section 12(2) of the Securities Act of 1933, as amended, by a registered broker dealer and for violation of Section 15 of such act by all defendants in connection with certain public offerings, including that of the

Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged fraud in connection with such offerings;
(iii) for alleged negligent misrepresentation in connection with such offerings; (iv) for alleged breach of fiduciary duties; (v) for alleged breach of third party beneficiary contracts; (vi) for alleged violations of the NASD Rules of Fair Practice by a registered broker dealer; and (vii) for alleged breach of implied covenants in the customer agreements by a registered broker dealer. The complaint seeks an award of compensatory and punitive damages and other remedies. The Partnership is not named as a defendant in this action.

On or about January 12, 1995, a class action complaint entitled Cohen, et al.
v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The complaint sets forth various causes of action which include allegations against certain or all of the defendants
(i) for violation of Section 12(2) of the Securities Act of 1933, as amended, by a registered broker dealer and for violation of Section 15 of such act by all defendants in connection with certain public offerings on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged fraud in connection with such offerings; (iii) for alleged negligent misrepresentation in connection with such offerings; (iv) for alleged breach of fiduciary duties; (v) for alleged breach of third party beneficiary contracts;
(vi) for alleged violations of the NASD Rules of Fair Practice by a registered broker dealer; and (vii) for alleged breach of implied covenants in the customer agreements by a registered broker dealer. The complaint seeks an award of compensatory and punitive damages and other remedies. The Partnership is not named as a defendant in this action.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.


Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1994 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

Item 11.     Executive Compensation

PAIF-I has no directors or officers. PAIF-I is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $80,346 were paid to PIMC in 1994.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

   a) No person owns of record, or is known by PAIF-I to own beneficially, more than five percent of any class of voting securities of PAIF-I.

   b) The General Partner of PAIF-I owns the equity securities of PAIF-I as set forth in the following table:


           (1)          (2)                  (3)                       (4)
          Title       Name of        Amount and Nature of            Percent
        of Class  Beneficial Owner   Beneficial Ownership            of Class

         General   Polaris Investment Represents a 10.0% interest      100%
         Partner   Management         of all cash distributions,
         Interest  Corporation        gross income in an amount
                                      equal to 9.09% of distributed
                                      cash available from operations,
                                      and a 1% interest in net income
                                      or loss

   c) There are no arrangements known to PAIF-I, including any pledge by any person of securities of PAIF-I, the operation of which may at a subsequent date result in a change in control of PAIF-I.


Item 13.  Certain Relationships and Related Transactions

None.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.   Financial Statements.

     The following are included in Part II of this report:
                                                                   Page No.

        Report of Independent Public Accountants                      19
        Balance Sheets                                                20
        Statements of Operations                                      21
        Statements of Changes in Partners' Capital (Deficit)          22
        Statements of Cash Flows                                      23
        Notes to Financial Statements                                 24


2.   Reports on Form 8-K.

     None.


3.   Exhibits required to be filed by Item 601 of Regulation S-K.

     10.  Material Contracts.

          a) Services Agreement.

     27.  Financial Data Schedules (Filed electronically only).


4.   Financial Statement Schedules.

     All financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POLARIS AIRCRAFT INCOME FUND I
                                        (REGISTRANT)
                                        By:  Polaris Investment
                                             Management Corporation
                                             General Partner





   March 23, 1995             By:  /S/ Howard L. Feinsand
   --------------                  -----------------------------
        Date                       Howard L. Feinsand, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                      Title                     Date


     /S/Howard L. Feinsand                                      March 23, 1995
     ---------------------    Chairman of the Board and         --------------
     (Howard L. Feinsand)     President of Polaris
                              Investment Management
                              Corporation, General Partner
                              of the Registrant


     /S/Richard J. Adams                                        March 23, 1995
     -------------------      Vice President and Director of    --------------
     (Richard J Adams)        Polaris Investment Management
                              Corporation, General Partner
                              of the Registrant

     /S/James F. Walsh                                          March 23, 1995
     -----------------        Chief Financial Officer of        --------------
     (James F. Walsh)         Polaris Investment Management
                              Corporation, General Partner
                              of the Registrant