Form 10-Q
period 1995-03-31
POLARIS AIRCRAFT INCOME FUND I
filed 1995-05-12
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                             ----------------------

          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________

                             ----------------------

                          Commission File No. 2-91762

                             ----------------------

                         POLARIS AIRCRAFT INCOME FUND I

                       State of Organization: California
                   IRS Employer Identification No. 94-2938977
        201 Mission Street, 27th Floor, San Francisco, California 94105
                           Telephone - (415) 284-7400


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                       Yes  _X_                    No ___


                      This document consists of 13 pages.

                         POLARIS AIRCRAFT INCOME FUND I

           FORM 10-Q - For the Quarterly Period Ended March 31, 1995




                                     INDEX


Part I. Financial Information                                               Page

           Item 1.    Financial Statements

                      a)  Balance Sheets - March 31, 1995 and
                          December 31, 1994...................................3

                      b)  Statements of Operations - Three Months Ended
                          March 31, 1995 and 1994.............................4

                      c)  Statements of Changes in Partners' Capital
                          (Deficit) - Year Ended December 31, 1994
                          and Three Months Ended March 31, 1995...............5

                      d)  Statements of Cash Flows -  Three Months
                          Ended March 31, 1995 and 1994.......................6

                      e)  Notes to Financial Statements.......................7

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........9



Part II.   Other Information

           Item 1.    Legal Proceedings.......................................11

           Item 5.    Other Information.......................................12

           Item 6.    Exhibits and Reports on Form 8-K........................12

           Signature..........................................................13

                         Part 1. Financial Information

Item 1.    Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS

                                                        March 31,   December 31,
                                                          1995          1994
                                                          ----          ----
                                                       (Unaudited)
ASSETS:

CASH AND CASH EQUIVALENTS                            $  7,212,565  $  7,486,952

RENTS AND INTEREST RECEIVABLE                             799,225     1,105,843

NOTE RECEIVABLE                                           457,757       486,000

AIRCRAFT at cost, net of accumulated depreciation of
   $24,208,351 in 1995 and $24,013,057 in 1994          6,293,998     6,489,292

AIRCRAFT INVENTORY                                        694,000       919,004
                                                     ------------  ------------

                                                     $ 15,457,545  $ 16,487,091
                                                     ============  ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                $     69,129  $    102,288

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                             35,256        45,957

SECURITY DEPOSITS                                         195,925       125,000

MAINTENANCE RESERVES                                    1,423,724     1,239,595
                                                     ------------  ------------

       Total Liabilities                                1,724,034     1,512,840
                                                     ------------  ------------

PARTNERS' CAPITAL (DEFICIT):

   General Partner                                       (591,215)     (578,793)
   Limited Partners, 168,729 units
     issued and outstanding                            14,324,726    15,553,044
                                                     ------------  ------------

       Total Partners' Capital                         13,733,511    14,974,251
                                                     ------------  ------------

                                                     $ 15,457,545  $ 16,487,091
                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    Three Months Ended March 31,

                                                        1995            1994
                                                        ----            ----
REVENUES:
  Rent from operating leases                          $ 509,250       $ 425,180
  Interest                                              119,298          84,800
  Claims related to lessee defaults                       9,698            --
  Other                                                 102,297            --
                                                      ---------       ---------

         Total Revenues                                 740,543         509,980
                                                      ---------       ---------

EXPENSES:
  Depreciation                                          310,294         521,225
  Management and advisory fees                           25,462          17,028
  Operating                                              13,695          21,826
  Administration and other                               38,281          47,554
                                                      ---------       ---------

         Total Expenses                                 387,732         607,633
                                                      ---------       ---------

NET INCOME (LOSS)                                     $ 352,811       $ (97,653)
                                                      =========       =========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER                              $ 146,933       $ 133,993
                                                      =========       =========

NET INCOME (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                    $ 205,878       $(231,646)
                                                      =========       =========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                    $    1.22       $   (1.37)
                                                      =========       =========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                           Year Ended December 31, 1994 and
                                           Three Months Ended March 31, 1995

                                        General       Limited
                                        Partner       Partners         Total
                                     ------------   ------------   ------------

Balance, December 31, 1993           $   (572,081)  $ 16,216,185   $ 15,644,104

  Net income                              143,269        686,691        829,960

  Cash distributions to partners         (149,981)    (1,349,832)    (1,499,813)
                                     ------------   ------------   ------------

Balance, December 31, 1994               (578,793)    15,553,044     14,974,251

  Net income                              146,933        205,878        352,811

  Cash distribution to partners          (159,355)    (1,434,196)    (1,593,551)
                                     ------------   ------------   ------------

Balance, March 31, 1995 (Unaudited)  $   (591,215)  $ 14,324,726   $ 13,733,511
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Three Months Ended March 31,

                                                          1995          1994
                                                          ----          ----
OPERATING ACTIVITIES:
   Net income (loss)                                 $    352,811  $    (97,653)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                         310,294       521,225
     Changes in operating assets and liabilities:
       Decrease (increase) in rent and
          interest receivable                             306,618       (74,472)
       Decrease in payable to affiliates                  (33,159)      (11,683)
       Decrease in accounts payable and
          accrued liabilities                             (10,701)       (1,577)
       Increase in security deposits                       70,925          --
       Increase in maintenance reserves                   184,129       141,940
                                                     ------------  ------------

         Net cash provided by operating activities      1,180,917       477,780
                                                     ------------  ------------

INVESTING ACTIVITIES:
   Principal payments on note receivable                   28,243        68,423
   Net proceeds from sale of aircraft inventory           110,004       204,386
   Inventory disassembly costs                               --         (15,700)
                                                     ------------  ------------

         Net cash provided by investing activities        138,247       257,109
                                                     ------------  ------------

FINANCING ACTIVITIES:
   Cash distribution to partners                       (1,593,551)   (1,499,813)
                                                     ------------  ------------

         Net cash used in financing activities         (1,593,551)   (1,499,813)
                                                     ------------  ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS AND SHORT-TERM
   INVESTMENTS                                           (274,387)     (764,924)

CASH AND CASH EQUIVALENTS AND
   SHORT-TERM INVESTMENTS AT
   BEGINNING OF PERIOD                                  7,486,952     4,860,051
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $  7,212,565  $  4,095,127
                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.   Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund I's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1994, 1993, and 1992 included in the Partnership's 1994 Annual Report to the SEC on Form 10-K (Form 10-K).

Financial Accounting Pronouncements - The Partnership adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114.
Currently, no loans are classified as impaired. As a result, no additional provision was required by the adoption of this pronouncement.


2.   Viscount Air Services, Inc. (Viscount) Restructuring

As discussed in the Form 10-K, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership which aggregate $753,200; to extend a line of credit to Viscount for a total of $486,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and which gives the Partnership the option to acquire approximately 2.3% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $349,000.

The deferred rents are being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases. The unpaid balances of the deferred rents, which are reflected as rents receivable in the March 31, 1995 and December 31, 1994 balance sheets, were $667,727 and $632,355, respectively. The line of credit, which was advanced to Viscount in full during 1994, is being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected in note receivable in the March 31, 1995 and December 31, 1994 balance sheets, were $457,757 and $486,000, respectively.

Viscount has entered into a sub-lease agreement with Nations Air Express, Inc. (Nations Air) for one of the Boeing 737-200 aircraft that Viscount currently leases from the Partnership. The sub-lease agreement is for a term of one year commencing in March 1995. Rent and maintenance reserve payments due to Viscount from Nations Air are paid directly to the Partnership and are applied against payments due from Viscount. Note 4 contains a further discussion of the Viscount events subsequent to March 31, 1995.

3.   Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                               Payments for
                                            Three Months Ended   Payable at
                                              March 31, 1995   March 31, 1995
                                              --------------   --------------

          Aircraft Management Fees               $  23,349       $  39,741

          Out-of-Pocket Administrative Expense
             Reimbursement                          37,704          28,994

          Out-of-Pocket Maintenance and
             Remarketing Expense Reimbursement      40,245             394
                                                 ---------       ---------

                                                 $ 101,298       $  69,129
                                                 =========       =========



4.   Subsequent Events

Sale of Boeing 737-200 Aircraft - In April 1995, the Partnership sold the airframe of the offlease Boeing 737-200 aircraft, formerly leased to Cambodia International Airlines Company, Ltd., to Pinnacle Aircraft Leasing, Inc. (Pinnacle) for $300,000. As discussed in the Form 10-K, the two engines from this aircraft are currently on lease through May 1997. The Partnership received a $50,000 security deposit from Pinnacle in March 1995. Pinnacle paid the balance of the sales price upon delivery of the airframe in April 1995.

Viscount Payment Delinquency - Viscount is presently past due on certain rent, deferred rent, maintenance reserve and financing payments due the Partnership in April and May 1995. The past due payments aggregate approximately $311,000. The Partnership is currently negotiating an agreement with Viscount whereby certain of these past due payments, in addition to certain future payments due from Viscount, may be deferred. Any agreement for a further deferral as well as any failure by Viscount to perform its financial obligations with the Partnership will have an adverse affect on the Partnership's financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund I (the Partnership) owns a portfolio of three used Boeing 737-200 commercial jet aircraft, five spare engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The three aircraft are leased to Viscount Air Services, Inc. (Viscount). Viscount has sub-leased one of these aircraft as discussed below. The lease of one aircraft to Cambodia International Airlines Company, Ltd. (Cambodia International) was terminated early by the lessee in September 1993 and the aircraft was returned to the Partnership. The airframe from this aircraft was sold in April 1995 as discussed below. The Partnership leased the two engines from this aircraft and one additional engine to Canair Cargo Ltd. (Canair). In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. Two engines from these aircraft are leased to Viscount, one of which is through a joint venture with Polaris Aircraft Income Fund II. The Partnership has sold four aircraft from its original aircraft portfolio: a Boeing 737-200 aircraft in April 1995 as discussed below, a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, and a Boeing 737-200 in 1993.


Remarketing Update

Sale of Boeing 737-200 Aircraft - In April 1995, the Partnership sold the airframe of the offlease Boeing 737-200 aircraft, formerly leased to Cambodia International to Pinnacle Aircraft Leasing, Inc. (Pinnacle) for $300,000. As discussed above and in the Partnership's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), the two engines from this aircraft are currently on lease through May 1997. The Partnership received a $50,000 security deposit from Pinnacle in March 1995. Pinnacle paid the balance of the sales price upon delivery of the airframe in April 1995.


Partnership Operations

The Partnership recorded net income of $352,811, or $1.22 per limited partnership unit, for the three months ended March 31, 1995, compared to a net loss of $97,653 or $1.37 per unit for the same period in 1994. The significant improvement in the Partnership's operating results for the first quarter of 1995, as compared to the same period in 1994, is due primarily to increased revenues combined with significantly lower depreciation expenses in the first quarter of 1995.

Total revenues for the first quarter of 1995 were higher than in the comparable period of 1994 as a result of an increase in rental revenues combined with an increase in interest and other revenue. The Partnership leased three engines to Canair beginning in May 1994 and one engine to Viscount beginning in December 1994. Rental revenue was earned on only one of these four engines during the same period in 1994. Interest revenue increased in the first quarter of 1995 as compared to the first quarter of 1994 primarily as a result of increased interest earned on the Partnership's cash reserves during 1995 resulting from higher cash reserve balances combined with higher interest rates. During the first quarter of 1995, the Partnership recognized as revenue in claims related to lessee defaults a payment of $9,698 on the Markair debentures as discussed in the Form 10-K. During the first quarter of 1995, the Partnership also recognized as other revenue certain maintenance reserves totaling $102,297 that it previously held under the leases with Viscount.

Depreciation expense for the three months ended March 31, 1995 declined as compared to the same period in 1994 as a result of two Boeing 737-200s which were fully depreciated to their estimated residual values in June 1994 and November 1994, respectively. Partially offsetting the decrease in depreciation expense in 1995 as compared to 1994 was an adjustment to increase depreciation expense by $115,000 in 1995 to reflect the current estimated realizable value of aircraft inventory.

Liquidity and Cash Distributions

Liquidity - As discussed in the Form 10-K, the Partnership entered into an agreement with Viscount under which it agreed to defer certain rents due the Partnership on three aircraft and one spare engine. These deferred rents, which aggregate $753,200, are being repaid by Viscount with interest over the remaining lease terms. The agreement with Viscount also stipulates that the Partnership advance Viscount up to $486,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $486,000 during 1994 which is being repaid by Viscount with interest over a 30-month period beginning in January 1995.

Viscount is presently past due on certain rent, deferred rent, maintenance reserve and financing payments due the Partnership in April and May 1995. The past due payments aggregate approximately $311,000. The Partnership is currently negotiating an agreement with Viscount whereby certain of these payments, in addition to certain future payments due from Viscount, may be deferred. Any agreement for a further deferral as well as any failure by Viscount to perform its financial obligations with the Partnership will have an adverse affect on the Partnership's financial position. Viscount has entered into a sub-lease agreement with Nations Air Express, Inc. (Nations Air) for one of the Boeing 737-200 aircraft that Viscount currently leases from the Partnership. The sub-lease agreement is for a term of one year commencing in March 1995. Rent and maintenance reserve payments due to Viscount from Nations Air are paid directly to the Partnership and are applied against payments due from Viscount.

During the first quarter of 1995, the Partnership received $50,000 as a security deposit for the sale of the Boeing 737-200 airframe to Pinnacle as previously discussed. In April 1995, the Partnership received $250,000 from Pinnacle for the balance of the sales price.

The Partnership receives maintenance reserve payments from its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserve balances aggregate $1,423,724 as of March 31, 1995.

Payments of $110,004 have been received during the three months ended March 31, 1995 from the sale of parts from the four disassembled aircraft and have been applied against aircraft inventory. The Partnership's cash reserves, combined with rental revenue generated by the Partnership's aircraft and engine leases and payments generated from the sale of parts from the disassembled aircraft, is expected to be sufficient to cover the Partnership's normal operating and administrative expenses for the remainder of 1995.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1995 and 1994 were $1,434,196, or $8.50 per limited partnership unit and $1,349,832, or $8.00 per unit, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, the receipt of the rental payments from Canair and Viscount, the receipt of the deferred rental payments and financing payments from Viscount, and the receipt of payments generated from the aircraft disassembly process.

                           Part II. Other Information


Item 1.     Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission on
Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings to which the Partnership is a party or to which any of its properties are subject. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Markair, Inc. (Markair) Bankruptcy - As discussed in the Partnership's Form 10-K, the Partnership was allowed an unsecured claim against Markair for $445,000 under the plan of reorganization approved in August 1993. This claim was converted to subordinated debentures during 1994. Markair has defaulted on such debentures, and on April 14, 1995, Markair commenced new reorganization proceedings under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Kidder, Peabody & Co. has been added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

Adams, et al. v. Prudential Securities, Inc., et al. - On or about March 15, 1995, this action was removed to the United States District Court for the Northern District of Ohio, Eastern Division. On March 17, 1995, certain defendants, including Prudential Securities Corporation, filed a tagalong motion to transfer this action to the consolidated Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K.

Other Proceedings - Item 10 of Part III of the Partnership's 1994 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. Except as described below, there have been no material developments with respect to any of the other actions described therein during the period covered by this report.

Cohen, et al. v. Kidder Peabody & Company, Inc., et al. - On or about March 31, 1995 this action was removed to the United States District Court for the Southern District of Florida.

Item 5.     Other Information

Effective March 31, 1995, Howard L. Feinsand resigned as Director and President of Polaris Investment Management Corporation (PIMC). James W. Linnan, 53, has assumed the position of Director and President of PIMC effective March 31, 1995. Mr. Linnan has served PIMC in various capacities since April 1979, most recently as Vice President.

Effective March 31, 1995, Rodney Sirmons resigned as Director of PIMC. Eric Dull, 34, has assumed the position of Director of PIMC effective March 31, 1995. Mr. Dull presently holds the position of Senior Vice President, Restructuring of GE Capital Aviation Services, Inc. (GECAS).

Effective May 1, 1995,  William C. Bowers resigned as Secretary of PIMC. Richard
L. Blume, 46, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS.

Norman Liu, 38, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Liu presently holds the position of Executive Vice President, Capital Funding and Portfolio Management of GECAS.

Edward Sun, 45, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Managing Director, Structured Finance of GECAS.



Item 6.     Exhibits and Reports on Form 8-K


a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     27. Financial Data Schedules (Filed electronically only)

b)   Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                   SIGNATURE



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         POLARIS AIRCRAFT INCOME FUND I
                                         (Registrant)
                                         By:     Polaris Investment
                                                 Management Corporation,
                                                 General Partner




          May 10, 1995                      By:  /S/James F. Walsh
- -------------------------------                 ------------------
                                                James F. Walsh
                                                Chief Financial Officer
                                                (principal financial officer and
                                                principal accounting officer of
                                                Polaris Investment Management
                                                Corporation, General Partner of
                                                the Registrant)