Form 10-Q
period 1995-06-30
POLARIS AIRCRAFT INCOME FUND I
filed 1995-08-11
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ---------------------------


                                   FORM 10-Q
                          ---------------------------




          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                          ---------------------------


                          Commission File No. 2-91762
                          ---------------------------



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



                     Yes   X                             No
                         ----                               ----








                      This document consists of 17 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended June 30, 1995




                                     INDEX


Part I.  Financial Information                                              Page

              Item 1.      Financial Statements

                           a)  Balance Sheets - June 30, 1995 and
                               December 31, 1994...............................3

                           b)  Statements of Operations - Three Months and
                               Six Months Ended June 30, 1995 and 1994.........4

                           c) Statements of Changes in Partners' Capital (Deficit) - Year Ended December 31, 1994
                               and Six Months Ended June 30, 1995..............5

                           d)  Statements of Cash Flows -  Six Months
                               Ended June 30, 1995 and 1994....................6

                           e)  Notes to Financial Statements....... ...........7

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations......10



Part II.      Other Information

              Item 1.      Legal Proceedings..................................13

              Item 5.      Other Information..................................15

              Item 6.      Exhibits and Reports on Form 8-K...................16

              Signature.......................................................17

                         Part 1. Financial Information

Item 1.       Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                  (Unaudited)

                                                       June 30,     December 31,
                                                         1995          1994
                                                         ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $  8,590,342   $  7,486,952

RENTS AND INTEREST RECEIVABLE                            927,316      1,105,843

NOTE RECEIVABLE                                          414,366        486,000

AIRCRAFT at cost, net of accumulated depreciation
   of $18,776,145 in 1995 and $24,013,057 in 1994      6,242,704      6,489,292

AIRCRAFT INVENTORY                                       227,038        919,004
                                                    ------------   ------------

                                                    $ 16,401,766   $ 16,487,091
                                                    ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    329,179   $    102,288

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                            43,994         45,957

SECURITY DEPOSITS                                        145,925        125,000

MAINTENANCE RESERVES                                   1,788,558      1,239,595
                                                    ------------   ------------

        Total Liabilities                              2,307,656      1,512,840
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):

   General Partner                                      (587,609)      (578,793)
   Limited Partners, 168,729 units
      issued and outstanding                          14,681,719     15,553,044
                                                    ------------   ------------

        Total Partners' Capital                       14,094,110     14,974,251
                                                    ------------   ------------

                                                    $ 16,401,766   $ 16,487,091
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Three Months Ended         Six Months Ended
                                                 June 30,                   June 30,
                                            1995         1994          1995         1994
                                            ----         ----          ----         ----
REVENUES:
   Rent from operating leases          $   503,400  $   411,400   $ 1,012,650  $   836,580
   Interest                                141,046       97,294       260,344      182,094
   Claims related to lessee defaults          --           --           9,698         --
   Other                                      --           --         102,297         --
                                       -----------  -----------   -----------  -----------

          Total Revenues                   644,446      508,694     1,384,989    1,018,674
                                       -----------  -----------   -----------  -----------

EXPENSES:
   Depreciation                            195,294      521,225       505,588    1,042,450
   Management fees to general partner       25,171       20,570        50,633       37,598
   Operating                                20,400       60,268        34,095       82,094
   Administration and other                 42,982       20,644        81,263       68,198
                                       -----------  -----------   -----------  -----------

          Total Expenses                   283,847      622,707       671,579    1,230,340
                                       -----------  -----------   -----------  -----------

NET INCOME (LOSS)                      $   360,599  $  (114,013)  $   713,410  $  (211,666)
                                       ===========  ===========   ===========  ===========

NET INCOME (LOSS) ALLOCATED
   TO THE GENERAL PARTNER              $     3,606  $    (1,140)  $   150,539  $   132,853
                                       ===========  ===========   ===========  ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                 $   356,993  $  (112,873)  $   562,871  $  (344,519)
                                       ===========  ===========   ===========  ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                    $      2.12  $     (0.67)  $      3.34  $     (2.04)
                                       ===========  ===========   ===========  ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)


                                             Year Ended December 31, 1994 and
                                              Six Months Ended June 30, 1995

                                         General       Limited
                                         Partner       Partners         Total

Balance, December 31, 1993           $   (572,081)  $ 16,216,185   $ 15,644,104

   Net income                             143,269        686,691        829,960

   Cash distributions to partners        (149,981)    (1,349,832)    (1,499,813)
                                     ------------   ------------   ------------

Balance, December 31, 1994               (578,793)    15,553,044     14,974,251

   Net income                             150,539        562,871        713,410

   Cash distribution to partners         (159,355)    (1,434,196)    (1,593,551)
                                     ------------   ------------   ------------

Balance, June 30, 1995               $   (587,609)  $ 14,681,719   $ 14,094,110
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Six Months Ended June 30,

                                                          1995           1994
                                                          ----           ----
OPERATING ACTIVITIES:
   Net income (loss)                                  $   713,410   $  (211,666)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation                                        505,588     1,042,450
      Changes in operating assets and liabilities:
        Decrease (increase) in rent and interest
          receivable                                      178,527      (212,746)
        Increase (decrease) in payable to affiliates      226,891       (45,079)
        Decrease in accounts payable and accrued
          liabilities                                      (1,963)      (10,125)
        Increase in security deposits                      20,925        30,000
        Increase in maintenance reserves                  548,963       466,182
                                                      -----------   -----------

           Net cash provided by operating activities    2,192,341     1,059,016
                                                      -----------   -----------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                         300,000          --
   Principal payments on note receivable                   71,634       169,104
   Increase in aircraft capitalized costs                (244,000)         --
   Net proceeds from sale of aircraft inventory           376,966       344,900
   Inventory disassembly costs                               --         (18,120)
                                                      -----------   -----------

           Net cash provided by investing activities      504,600       495,884
                                                      -----------   -----------

FINANCING ACTIVITIES:
   Cash distribution to partners                       (1,593,551)   (1,499,813)
                                                      -----------   -----------

           Net cash used in financing activities       (1,593,551)   (1,499,813)
                                                      -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS AND SHORT-TERM
   INVESTMENTS                                          1,103,390        55,087

CASH AND CASH EQUIVALENTS AND
   SHORT-TERM INVESTMENTS AT
   BEGINNING OF PERIOD                                  7,486,952     4,860,051
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                      $ 8,590,342   $ 4,915,138
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

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 12 years. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service.

The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life based on estimated residual values obtained from an independent party which provides current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual, or decrease in the projected remaining economic life, the depreciation expense over the projected remaining life of the aircraft is increased. If the projected net income generated from the lease (projected rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Financial  Accounting  Pronouncements  - The  Partnership  adopted  Statement of
Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. Currently, no loans are classified as impaired. As a result, no additional provision was required by the adoption of this pronouncement.

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

The deferred rents are being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases. The deferred rents were recognized as revenue in the period earned. Payments on the deferred rents are current, and at present, the Partnership considers these deferred rents to be collectible. The unpaid balances of the deferred rents, which are reflected as rents receivable in the June 30, 1995 and December 31, 1994 balance sheets, were $616,042 and $632,355, respectively. The line of credit, which was advanced to Viscount in full during 1994, is being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected in note receivable in the June 30, 1995 and December 31, 1994 balance sheets, were $414,366 and $486,000, respectively.

Viscount has entered into a sub-lease agreement with Nations Air Express, Inc. (Nations Air) for one of the Boeing 737-200 aircraft that Viscount currently leases from the Partnership. The sub-lease agreement is for a term of one year through March 1996. Rent and maintenance reserve payments due to Viscount from Nations Air are paid directly to the Partnership and are applied against payments due from Viscount.

Viscount is presently past due on certain rent and maintenance reserve payments due the Partnership in April and May 1995. The past due payments aggregate approximately $329,000, of which $184,400 is included in rents receivable in the June 30, 1995 balance sheet. The Partnership considers these past due payments to be collectible. At the present time, the Partnership is considering a restructuring of Viscount's financial obligations to the Partnership, which would require Viscount to remain current on its existing monthly obligations and permit a deferral of the past-due portion of the April and May 1995 obligations. In the interim, beginning in June 1995, Viscount has undertaken to pay in full, by the end of each month, the current month's obligations by making partial periodic payments during that month. Viscount is presently current on these periodic payments. Any agreement for a further deferral, as well as any failure by Viscount to perform its financial obligations with the Partnership, will have an adverse effect on the Partnership's financial position.


3.    Sale of Boeing 737-200 Aircraft

In April 1995, the Partnership sold the airframe of the off-lease Boeing 737-200 aircraft, formerly leased to Cambodia International Airlines Company, Ltd., to Pinnacle Aircraft Leasing, Inc. (Pinnacle) for $300,000. As discussed in the Form 10-K, the two engines from this aircraft are currently on lease through May 1997 to Canair Cargo, Ltd. The Partnership received a $50,000 security deposit from Pinnacle in March 1995. Pinnacle paid the balance of the sales price upon delivery of the airframe in April 1995. No gain or loss was recorded on the sale as the sale price of the aircraft equalled its net book value.

4.    Engine Lease to Viscount

As discussed in the Form 10-K, the Partnership leased one engine to Viscount from December 1994 through May 1995 at a rental rate of $7,500 per month. The Partnership has re-leased this engine to Viscount for one year beginning in June 1995 at the same rental rate.



5.    Engine Refurbishment

One engine was transferred from aircraft inventory to aircraft at an estimated value of $200,000 during the second quarter of 1995. The Partnership incurred certain maintenance and refurbishment costs on this engine aggregating $244,000, which were capitalized in the second quarter of 1995 and will be depreciated over the estimated useful life of the engine. The Partnership is currently marketing this engine for lease or sale.


6.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                   Payments for
                                                Three Months Ended   Payable at
                                                   June 30, 1995   June 30, 1995
                                                   -------------   -------------

Aircraft Management Fees                              $ 23,523          $ 41,388

Out-of-Pocket Administrative Expense
    Reimbursement                                       28,752            40,700

Out-of-Pocket Maintenance and
    Remarketing Expense Reimbursement                   13,767           247,091
                                                      --------          --------

                                                      $ 66,042          $329,179
                                                      ========          ========



7.    Subsequent Event

American Air Lease Settlement - As discussed in Part II, Item 1 "Legal Proceedings," the Partnership settled its claim against the insurers of American Air Lease for payment of insurance proceeds for the amount of $400,000. The Partnership received the $400,000 in July 1995 and will recognize the full amount as revenue in the third quarter 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund I (the Partnership) owns a portfolio of three used Boeing 737-200 commercial jet aircraft, six spare engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The three aircraft are leased to Viscount Air Services, Inc. (Viscount). Viscount has sub-leased one of these aircraft to Nations Air Express, Inc. (Nations Air) for one year through March 1996. The lease of one aircraft to Cambodia
International Airlines Company, Ltd. was terminated early by the lessee in September 1993 and the aircraft was returned to the Partnership. The airframe from this aircraft was sold in April 1995 to Pinnacle Aircraft Leasing, Inc. The Partnership leased the two engines from this aircraft and one additional engine to Canair Cargo Ltd. (Canair). In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. Two engines from these aircraft are leased to Viscount, one of which is through a joint venture with Polaris Aircraft Income Fund II and one engine is being remarketed for lease or sale as discussed below. The Partnership has sold four aircraft from its original aircraft portfolio: a Boeing 737-200 aircraft in April 1995 as previously discussed, a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, and a Boeing 737-200 in 1993.


Remarketing Update

Engine Lease to Viscount - As discussed in the Partnership's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), the Partnership leased one engine to Viscount from December 1994 through May 1995 at a rental rate of $7,500 per month. The Partnership has re-leased this engine to Viscount for one year beginning in June 1995 at the same rental rate.

Engine Refurbishment - One engine was transferred from aircraft inventory to aircraft at an estimated value of $200,000 during the second quarter of 1995. The Partnership incurred certain maintenance and refurbishment costs on this engine aggregating $244,000, which were capitalized in the second quarter of 1995 and will be depreciated over the estimated useful life of the engine. The Partnership is currently marketing this engine for lease or sale.


Partnership Operations

The Partnership recorded net income of $360,599, or $2.12 per limited partnership unit, for the three months ended June 30, 1995, compared to a net loss of $114,013 or $0.67 per unit for the same period in 1994. The Partnership recorded net income of $713,410, or $3.34 per limited partnership unit, for the six months ended June 30, 1995, compared to a net loss of $211,666 or $2.04 per unit for the same period in 1994. The significant improvement in the Partnership's operating results for the three and six months ended June 30, 1995, as compared to the same periods in 1994, is due primarily to increased revenues combined with significantly lower depreciation expense during 1995.

Total revenues for the three and six months ended June 30, 1995 were higher than in the comparable periods of 1994 as a result of an increase in rental revenues, net of related management fees, combined with an increase in interest and other revenue. The Partnership recorded rental revenue on three engines leased to Canair and two engines leased to Viscount during the first six months of 1995. Rental revenue was earned on only two of these five engines during the same period in 1994. Interest revenue increased in the three and six months ended June 30, 1995 as compared to the same periods in 1994, primarily as a result of increased interest earned on the Partnership's cash reserves during 1995, resulting from higher cash reserve balances combined with higher interest rates. During the first quarter of 1995, the Partnership recognized as revenue, in claims related to lessee defaults, a payment of $9,698 on the Markair debentures as discussed in the Form 10-K. During the first quarter of 1995, the Partnership also recognized as other revenue certain maintenance reserves totaling $102,297 that it previously held under a lease with Viscount.

Depreciation expense for the three and six months ended June 30, 1995 declined as compared to the same periods in 1994 as a result of two Boeing 737-200s which were fully depreciated to their estimated residual values in June 1994 and November 1994, respectively. Partially offsetting the decrease in depreciation expense in 1995 as compared to 1994 was an adjustment to increase depreciation expense by $115,000 in the first quarter of 1995 to reflect the current estimated realizable value of aircraft inventory.

As discussed below and in Note 2 to the financial statements, as a result of the uncertainty over Viscount's future performance, the Partnership has begun a market evaluation for the three aircraft currently on lease to Viscount. Should the Partnership determine that it is in its best interest to repossess these aircraft and prepare them for lease to another operator, the negative effects on the Partnership's operating results and liquidity could be significant.

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. Management is gathering information and evaluating the requirements of this Statement, but has not determined the impact of its application on the Partnership's financial position or results of operations.


Liquidity and Cash Distributions

Liquidity - As discussed in the Form 10-K, the Partnership entered into an agreement with Viscount in July 1994 under which it agreed to defer certain rents due the Partnership on three aircraft and one spare engine. These deferred rents, which aggregate $753,200, are being repaid by Viscount with interest over the remaining lease terms. The deferred rents were recognized as revenue in the period earned. Payments on the deferred rents are current, and at present, the Partnership considers these deferred rents to be collectible. The agreement with Viscount also stipulates that the Partnership advance Viscount up to $486,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $486,000 during 1994 which is being repaid by Viscount with interest over a 30-month period beginning in January 1995.

Viscount is presently past due on certain rent and maintenance reserve payments due the Partnership in April and May 1995. The past due payments aggregate approximately $329,000, of which $184,400 is included in rents receivable in the June 30, 1995 balance sheet. The Partnership considers these past due amounts to be collectible. The Partnership is considering a restructuring of Viscount's financial obligations to the Partnership, which would require Viscount to remain current on its existing monthly obligations and permit a deferral of the past-due portion of the April and May 1995 obligations. In the interim, beginning in June 1995, Viscount has undertaken to pay in full, by the end of each month, the current month's obligations by making partial periodic payments during that month. Viscount is presently current on these periodic payments. Any agreement for a further deferral as well as any failure by Viscount to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position. Viscount has entered into a sub-lease agreement with Nations Air for one of the Boeing 737-200 aircraft that Viscount currently leases from the Partnership. The sub-lease agreement is for a term of one year commencing in March 1995. Rent and maintenance reserve payments due to Viscount from Nations Air are paid directly to the Partnership and are applied against payments due from Viscount.

During the first quarter of 1995, the Partnership received $50,000 as a security deposit for the sale of the Boeing 737-200 airframe to Pinnacle as discussed in
Note 3 to the financial statements. In April 1995, the Partnership received $250,000 from Pinnacle for the balance of the sales price.

As discussed above, one engine was transferred from aircraft inventory to aircraft at an estimated value of $200,000 during the second quarter of 1995. The Partnership incurred certain maintenance and refurbishment costs on this engine aggregating $244,000, which were capitalized in the second quarter of 1995 and will be depreciated over the estimated useful life of the engine. The Partnership is currently marketing this engine for lease or sale.

The Partnership receives maintenance reserve payments from its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserve balances aggregate $1,788,558 as of June 30, 1995.

Payments of $266,962 and $376,966 have been received during the three and six months ended June 30, 1995, respectively, from the sale of parts from the four disassembled aircraft and have been applied against aircraft inventory. The Partnership's cash reserves, combined with rental revenue generated by the Partnership's aircraft and engine leases, payments generated from the sale of parts from the disassembled aircraft and interest revenue, is expected to be sufficient to cover the Partnership's normal operating and administrative expenses for the remainder of 1995.

As discussed in Part II, Item 1 "Legal Proceedings," the Partnership settled its claim against the insurers of American Air Lease for payment of insurance proceeds for the amount of $400,000. The Partnership received the $400,000 in July 1995 and will recognize the full amount as revenue in the third quarter of 1995.

Cash Distributions - Cash distributions to limited partners were $1,434,196, or $8.50 per limited partnership unit and $1,349,832, or $8.00 per unit for the first quarters of 1995 and 1994, respectively. A distribution was not paid during the second quarters of 1995 and 1994. The Partnership's net cash generated by operations is being reserved to cover the potential costs of remarketing the aircraft and engines on lease to Viscount, should the Partnership determine that it is in its best interests to do so. The timing and amount of future cash distributions to partners are not yet known and will depend upon Viscount's performance and financial viability including the Partnership's receipt of rental payments, deferred rental payments and financing payments from Viscount, the receipt of the rental payments from Canair, the receipt of payments generated from the aircraft disassembly process, potential aircraft remarketing costs and the Partnership's future cash requirements.

                           Part II. Other Information


Item 1.        Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q for the period ended March 31, 1995, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

American Air Lease Settlement - The Partnership has settled its claim against the insurers of American Air Lease for payment of insurance proceeds for the amount of $400,000, and received payment of such amount from the insurers in July 1995.

Markair, Inc. (Markair) Bankruptcy - As previously reported, the Partnership's unsecured claim against Markair for $445,000 was converted to subordinated debentures during 1994. Markair has defaulted on its payment obligations on such debentures, and the trustee, Key Bank of Washington, is taking steps to protect the interests of the debenture holders, including the Partnership.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Prudential Securities, Inc. has reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris aircraft Income Funds I - VI, their general partner Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts.

Adams, et al. v. Prudential Securities, Inc., et al. - The Judicial Panel conditionally transferred the action to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K. Defendants time to answer or otherwise respond to the complaint has been extended by the court until 20 days after the Judicial Panel determines whether to transfer the case to the Multi-District Litigation.

Other Proceedings - Item 10 in Part III of the Partnership's 1994 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, where the Partnership is named as a defendant, the Partnership is not a party to these actions. In Novak, a derivative action, the Partnership is named as a defendant for procedural purposes, but the plaintiffs in such lawsuit do not seek an award from the Partnership. Except as described below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

Moross, et al. v. Polaris Holding Company, et al. - On April 11, 1995, the action was transferred to the Multi-District Litigation described in Item 10 of
Part III of the Partnership's 1994 Form 10-K. On April 20, 1995, the parties stipulated that defendants need not answer or otherwise respond to the complaint at this time.

Kahn v. Polaris Holding Company, et al. - On April 18, 1995, the action was discontinued without prejudice.

Novak, et al. v. Polaris Holding Company, et al. - On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss.

Cohen, et al. v. J.B. Hanauer & Company, et al. - On June 7, 1995, plaintiffs filed an amended complaint which did not include as defendants General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company, thus effectively dismissing without prejudice the case against these entities.

Bashein, et al. v. Kidder, Peabody & Company Inc., et al. - As previously disclosed in the Partnership's 1994 Form 10-K and first quarter 1995 Form 10-Q, a purported class action entitled Cohen, et al. v. Kidder Peabody & Company Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit In And For Palm Beach County, Florida on January 12, 1995, and on March 31, 1995, the case was removed to the United States District Court for the Southern
District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action as Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 12, 1995. The amended complaint names Kidder, Peabody & Company Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund
VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper.
Defendants moved to dismiss the amended complaint on June 26, 1995. The Partnership is not named as a defendant in this action.

B & L Industries, Inc., et al. v. Polaris Holding Company, et al. - On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al.
v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. The Partnership is not named as a defendant in this action.

Item 5.        Other Information


Directors and Officers

James W. Linnan, 53, has assumed the position of Director and President of PIMC effective March 31, 1995. Mr. Linnan has served PIMC in various capacities since April 1979, most recently as Vice President.

Effective July 31, 1995, Eric Dull resigned as Director of PIMC.

Richard L. Blume, 53, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GE Capital Aviation Services, Inc. (GECAS). Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Norman Liu, 37, has assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President, Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for Transportation and Industrial Funding Corporation (TIFC). Mr. Liu was also at Kidder, Peabody as a managing director.

Edward Sun, 45, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Managing Director, Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.



Selected Financial Data
                                               For the years ended December 31,

                                              1994    1993   1992   1991   1990
                                              ----    ----   ----   ----   ----
Cash Distributions per Limited
Partnership Unit                            $ 8.00  $ 8.30     -  $ 5.00  $ 5.00

Amount of Cash Distributions
Included Above Representing
a Return of Capital on a Generally
Accepted Accounting Principle
Basis per Limited Partnership Unit *        $ 8.00  $ 8.30     -  $ 5.00  $ 5.00

* The portion of such distributions which represents a return of capital on an economic basis will depend in part on the residual sale value of the Partnership's aircraft and thus will not be ultimately determinable until the Partnership disposes of its aircraft. However, such portion may be significant and may equal, exceed or be smaller than the amount shown in the above table.

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

                                        POLARIS AIRCRAFT INCOME FUND I
                                                (Registrant)
                                       By:     Polaris Investment
                                               Management Corporation,
                                               General Partner




         August 9, 1995                    By:   /S/James F. Walsh
- --------------------------------                 -----------------
                                                James F. Walsh
                                                Chief Financial Officer
                                                (principal accounting officer of
                                                Polaris Investment Management
                                                Corporation, General Partner of
                                                the Registrant)