Form 10-Q
period 1995-09-30
POLARIS AIRCRAFT INCOME FUND I
filed 1995-11-13
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q
                           ---------------------------




            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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



                          Yes   X                    No









                       This document consists of 16 pages.

                         POLARIS AIRCRAFT INCOME FUND I

          FORM 10-Q - For the Quarterly Period Ended September 30, 1995




                                      INDEX


Part I.       Financial Information                                         Page

     Item 1.      Financial Statements

          a)  Balance Sheets - September 30, 1995 and
              December 31, 1994................................................3

          b)  Statements of Operations - Three Months and
              Nine Months Ended September 30, 1995 and 1994....................4

          c)  Statements of Changes in Partners' Capital
              (Deficit) - Year Ended December 31, 1994
              and Nine Months Ended September 30, 1995.........................5

          d)  Statements of Cash Flows -  Nine Months
              Ended September 30, 1995 and 1994................................6

          e)  Notes to Financial Statements....................................7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............10



Part II.      Other Information

     Item 1.      Legal Proceedings...........................................13

     Item 5.      Other Information...........................................15

     Item 6.      Exhibits and Reports on Form 8-K............................15

     Signature................................................................16

                          Part 1. Financial Information

Item 1.       Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                  September 30,    December 31,
                                                      1995             1994
                                                      ----             ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 10,015,912    $  7,486,952

RENTS AND INTEREST RECEIVABLE                           873,818       1,105,843

NOTE RECEIVABLE                                         369,712         486,000

AIRCRAFT at cost, net of accumulated
 depreciation of $18,971,439 in 1995
 and $24,013,057 in 1994                              6,047,410       6,489,292

AIRCRAFT INVENTORY                                      121,168         919,004
                                                   ------------    ------------

                                                   $ 17,428,020    $ 16,487,091
                                                   ============    ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $     76,606    $    102,288

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                          536,360          45,957

SECURITY DEPOSITS                                       145,925         125,000

MAINTENANCE RESERVES                                  2,235,958       1,239,595
                                                   ------------    ------------

        Total Liabilities                             2,994,849       1,512,840
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                     (584,218)       (578,793)
   Limited Partners, 168,729 units
      issued and outstanding                         15,017,389      15,553,044
                                                   ------------    ------------

        Total Partners' Capital                      14,433,171      14,974,251
                                                   ------------    ------------

                                                   $ 17,428,020    $ 16,487,091
                                                   ============    ============

        The accompanying notes are an integral part of these statements.


                                POLARIS AIRCRAFT INCOME FUND I

                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                                -------------             -------------

                                             1995          1994         1995          1994
                                             ----          ----         ----          ----
REVENUES:
   Rent from operating leases           $   540,800   $   442,567   $ 1,553,450   $ 1,279,147
   Interest                                 157,648       122,408       417,992       304,502
   Claims related to lessee defaults        400,000          --         409,698          --
   Other                                       --            --         102,297          --
                                        -----------   -----------   -----------   -----------

           Total Revenues                 1,098,448       564,975     2,483,437     1,583,649
                                        -----------   -----------   -----------   -----------

EXPENSES:
   Depreciation                             195,294       276,930       700,882     1,319,380
   Management fees to general partner        27,039        22,128        77,672        59,726
   Operating                                500,314        10,181       534,409        92,275
   Administration and other                  36,740        31,114       118,003        99,312
                                        -----------   -----------   -----------   -----------

           Total Expenses                   759,387       340,353     1,430,966     1,570,693
                                        -----------   -----------   -----------   -----------

NET INCOME                              $   339,061   $   224,622   $ 1,052,471   $    12,956
                                        ===========   ===========   ===========   ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                  $     3,391   $     2,246   $   153,930   $   135,099
                                        ===========   ===========   ===========   ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                  $   335,670   $   222,376   $   898,541   $  (122,143)
                                        ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                     $      1.99   $      1.32   $      5.33   $     (0.72)
                                        ===========   ===========   ===========   ===========


                    The accompanying notes are an integral part of these statements.

                                                    4

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1994 and
                                        Nine Months Ended September 30, 1995
                                        ------------------------------------

                                         General       Limited
                                         Partner       Partners        Total
                                     ------------   ------------   ------------

Balance, December 31, 1993           $   (572,081)  $ 16,216,185   $ 15,644,104

   Net income                             143,269        686,691        829,960

   Cash distributions to partners        (149,981)    (1,349,832)    (1,499,813)
                                     ------------   ------------   ------------

Balance, December 31, 1994               (578,793)    15,553,044     14,974,251

   Net income                             153,930        898,541      1,052,471

   Cash distribution to partners         (159,355)    (1,434,196)    (1,593,551)
                                     ------------   ------------   ------------

Balance, September 30, 1995          $   (584,218)  $ 15,017,389   $ 14,433,171
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.


                                  POLARIS AIRCRAFT INCOME FUND I

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                               Nine Months Ended September 30,
                                                               -------------------------------

                                                                    1995             1994
                                                                    ----             ----
OPERATING ACTIVITIES:
   Net income                                                  $  1,052,471    $     12,956
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                  700,882       1,319,380
      Changes in operating assets and liabilities:
        Decrease (increase) in rent and interest receivable         232,025        (445,977)
        Decrease in payable to affiliates                           (25,682)        (39,833)
        Increase in accounts payable and accrued liabilities        490,403           5,233
        Increase in security deposits                                20,925            --
        Increase in maintenance reserves                            996,363         471,421
                                                               ------------    ------------

           Net cash provided by operating activities              3,467,387       1,323,180
                                                               ------------    ------------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                                   300,000            --
   Increase in note receivable                                         --          (410,670)
   Principal payments on note receivable                            116,288         263,652
   Increase in aircraft capitalized costs                          (244,000)           --
   Net proceeds from sale of aircraft inventory                     482,836         526,232
   Inventory disassembly costs                                         --           (18,120)
                                                               ------------    ------------

           Net cash provided by investing activities                655,124         361,094
                                                               ------------    ------------

FINANCING ACTIVITIES:
   Cash distribution to partners                                 (1,593,551)     (1,499,813)
                                                               ------------    ------------

           Net cash used in financing activities                 (1,593,551)     (1,499,813)
                                                               ------------    ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS AND SHORT-TERM
   INVESTMENTS                                                    2,528,960         184,461

CASH AND CASH EQUIVALENTS AND
   SHORT-TERM INVESTMENTS AT
   BEGINNING OF PERIOD                                            7,486,952       4,860,051
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $ 10,015,912    $  5,044,512
                                                               ============    ============

                   The accompanying notes are an integral part of these statements.

                                                   6

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

The deferred rents are being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases. The deferred rents were recognized as revenue in the period earned. Payments on the deferred rents are current, and at present, the Partnership considers these deferred rents to be collectible. The unpaid balances of the deferred rents, which are reflected as rents receivable in the September 30, 1995 and December 31, 1994 balance sheets, were $563,578 and $632,355, respectively. The line of credit, which was advanced to Viscount in full during 1994, is being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected in note receivable in the September 30, 1995 and December 31, 1994 balance sheets, were $369,712 and $486,000, respectively.

Viscount has entered into a sub-lease agreement with Nations Air Express, Inc. (Nations Air) for one of the Boeing 737-200 aircraft that Viscount currently leases from the Partnership. The sub-lease agreement is for a term of one year through March 1996 and has been extended through February 1998. Rent and maintenance reserve payments due to Viscount from Nations Air are paid directly to the Partnership and are applied against payments due from Viscount.

The Partnership, Viscount and Nations Air have agreed to share in the cost of certain heavy maintenance work performed on the aircraft sub-leased to Nations Air. The agreement stipulates that the Partnership will loan Nations Air its portion of the maintenance cost up to $265,000 to be repaid by Nations Air in twelve monthly installments, with interest at a variable rate, beginning in
November 1995. The Partnership will also loan Viscount its portion of the maintenance cost up to $155,000 to be repaid by Viscount in monthly installments of $10,000, with interest at a variable rate, beginning in November 1995. The Partnership's estimated share of the maintenance cost is approximately $903,000, of which approximately $329,000 will be paid from maintenance reserves previously paid to the Partnership by Viscount and Nations Air. The Partnership has recognized $500,000 of this heavy maintenance work as operating expense in the third quarter of 1995.

Viscount is presently past due on certain rent and maintenance reserve payments due the Partnership in April and May 1995. The past due payments aggregate approximately $383,000, of which $184,400 is included in rents receivable in the September 30, 1995 balance sheet. The Partnership considers the past due amounts included in rents receivable to be collectible and is considering an abatement of certain maintenance reserve obligations. At the present time, the Partnership is continuing its discussions with Viscount to restructure certain of Viscount's financial obligations to the Partnership, which would require Viscount to remain current on its existing monthly obligations and permit a deferral of the past-due portion of the April and May 1995 obligations. In the interim, beginning in June 1995, Viscount has undertaken to pay in full, by the end of each month, the current month's obligations by making partial periodic payments during that month. Viscount is presently current on these periodic payments. Any failure by Viscount to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position.

3.    Sale of Boeing 737-200 Aircraft

In April 1995, the Partnership sold the airframe of the off-lease Boeing 737-200 aircraft, formerly leased to Cambodia International Airlines Company, Ltd., to Pinnacle Aircraft Leasing, Inc. (Pinnacle) for $300,000. As discussed in the Form 10-K, the two engines from this aircraft are currently on lease through May 1997 to CanAir Cargo, Ltd. No gain or loss was recorded on the sale as the sales price of the airframe equaled its net book value.


4.    Engine Leases to Viscount

As discussed in the Form 10-K, the Partnership leased one engine to Viscount from December 1994 through May 1995 at a rental rate of $7,500 per month. The Partnership has re-leased this engine to Viscount for one year beginning in June 1995 at the same rental rate.

One additional engine was transferred from aircraft inventory to aircraft at an estimated value of $200,000 during the second quarter of 1995. The Partnership incurred certain maintenance and refurbishment costs on this engine aggregating $244,000, which were capitalized in the second quarter of 1995. The Partnership leased this engine to Viscount for one year beginning in July 1995 at a rental rate of $10,500 per month.


5.    American Air Lease Settlement

The Partnership settled its claim against the insurers of American Air Lease for payment of insurance proceeds for the amount of $400,000. The Partnership received the $400,000 in July 1995 and recognized the full amount as revenue in claims related to lessee defaults in the third quarter of 1995.


6.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for
                                        Three Months Ended      Payable at
                                        September 30, 1995  September 30, 1995
                                        ------------------  ------------------

Aircraft Management Fees                     $ 23,099            $ 45,329

Out-of-Pocket Administrative
    Expense Reimbursement                      45,522              31,277

Out-of-Pocket Operating and
    Remarketing Expense
    Reimbursement                             255,680                --
                                             --------            --------

                                             $324,301            $ 76,606
                                             ========            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund I (the Partnership) owns a portfolio of three used Boeing 737-200 commercial jet aircraft, six spare engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The three aircraft are leased to Viscount Air Services, Inc. (Viscount). Viscount has sub-leased one of these aircraft to Nations Air Express, Inc. (Nations Air) for one year through March 1996. The lease of one aircraft to Cambodia
International Airlines Company, Ltd. was terminated early by the lessee in September 1993 and the aircraft was returned to the Partnership. The airframe from this aircraft was sold in April 1995 to Pinnacle Aircraft Leasing, Inc. The Partnership leased the two engines from this aircraft and one additional engine to CanAir Cargo Ltd. (CanAir). In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. Three engines from these aircraft are leased to Viscount, one of which is through a joint venture with Polaris Aircraft Income Fund II. The Partnership has sold four aircraft from its original aircraft portfolio: a Boeing 737-200 aircraft in April 1995 as previously discussed, a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, and a Boeing 737-200 in 1993.


Remarketing Update

Engine Lease to Viscount - One engine was transferred from aircraft inventory to aircraft at an estimated value of $200,000 during the second quarter of 1995. The Partnership incurred certain maintenance and refurbishment costs on this engine aggregating $244,000, which were capitalized in the second quarter of 1995. The Partnership leased this engine to Viscount for one year beginning in July 1995 at a rental rate of $10,500 per month.


Partnership Operations

The Partnership recorded net income of $339,061, or $1.99 per limited partnership unit, for the three months ended September 30, 1995, compared to net income of $224,622 or $1.32 per unit for the same period in 1994. The Partnership recorded net income of $1,052,471, or $5.33 per limited partnership unit, for the nine months ended September 30, 1995, compared to net income of $12,956, or an allocated net loss of $0.72 per unit for the same period in 1994. The improvement in the Partnership's operating results for the three and nine months ended September 30, 1995, as compared to the same periods in 1994, is due primarily to increased revenues combined with significantly lower depreciation expense and partially offset by increased operating expense during 1995.

Total revenues for the three and nine months ended September 30, 1995 were higher than in the comparable periods of 1994 as a result of an increase in rental revenues, net of related management fees, combined with an increase in interest and other revenue. The Partnership had more engines on lease during the first three quarters of 1995 compared to the same periods of 1994, resulting in higher rental revenues, net of related management fees. In addition, interest revenue increased in the three and nine months ended September 30, 1995 as compared to the same periods in 1994, primarily as a result of increased interest earned on the Partnership's cash reserves during 1995, resulting from higher cash reserve balances combined with higher interest rates.

Further impacting the increase in total revenues in the three and nine months ended September 30, 1995 as compared to the same periods in 1994, during the third quarter of 1995, the Partnership recognized as revenue $400,000 that it received from the insurers of American Air Lease for payment of insurance proceeds. During the first quarter of 1995, the Partnership recognized as revenue, in claims related to lessee defaults, a payment of $9,698 on the Markair debentures as discussed in the Form 10-K. During the first quarter of 1995, the Partnership also recognized as other revenue certain maintenance reserves totaling $102,297 that it previously held under a lease with Viscount.

Depreciation expense for the three and nine months ended September 30, 1995 declined as compared to the same periods in 1994 as a result of two Boeing 737-200s which were fully depreciated to their estimated residual values in June 1994 and November 1994, respectively. Partially offsetting the decrease in depreciation expense in 1995 as compared to 1994 was an adjustment to increase depreciation expense by $115,000 in the first quarter of 1995 to reflect the current estimated net realizable value of aircraft inventory.

The Partnership, Viscount and Nations Air have agreed to share in the cost of certain heavy maintenance work performed on the Boeing 737-200 aircraft subleased to Nations Air. The Partnership has recognized $500,000 of this heavy maintenance work as operating expense in the third quarter of 1995.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. Management is gathering information and evaluating the requirements of this Statement, but has not determined the impact of its application on the Partnership's financial position or results of operations.


Liquidity and Cash Distributions

Liquidity - As discussed in the Form 10-K and in Note 2 to the financial statements, the Partnership entered into an agreement with Viscount in July 1994 under which it agreed to defer certain rents due the Partnership on three aircraft and one spare engine. These deferred rents, which aggregate $753,200, are being repaid by Viscount with interest over the remaining lease terms. The deferred rents were recognized as revenue in the period earned. Payments on the deferred rents are current, and at present, the Partnership considers these deferred rents to be collectible. The agreement with Viscount also stipulates that the Partnership advance Viscount up to $486,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $486,000 during 1994 which is being repaid by Viscount with interest over a 30-month period beginning in January 1995.

Viscount is presently past due on certain rent and maintenance reserve payments due the Partnership in April and May 1995. The past due payments aggregate approximately $383,000, of which $184,400 is included in rents receivable in the September 30, 1995 balance sheet. The Partnership considers the past due amounts included in rents receivable to be collectible and is considering an abatement of certain maintenance reserve obligations. At the present time, the Partnership is continuing its discussions with Viscount to restructure certain of Viscount's financial obligations to the Partnership, which would require Viscount to remain current on its existing monthly obligations and permit a deferral of the past-due portion of the April and May 1995 obligations. In the interim, beginning in June 1995, Viscount has undertaken to pay in full, by the end of each month, the current month's obligations by making partial periodic payments during that month. Viscount is presently current on these periodic payments. Any failure by Viscount to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position.

Viscount has entered into a sub-lease agreement with Nations Air for one of the Boeing 737- 200 aircraft that Viscount currently leases from the Partnership. The sub-lease agreement is for a term of one year commencing in March 1995 and has been extended through February 1998. Rent and maintenance reserve payments due to Viscount from Nations Air are paid directly to the Partnership and are applied against payments due from Viscount.

As discussed above, the Partnership, Viscount and Nations Air have agreed to share in the cost of certain heavy maintenance work performed on the aircraft sub-leased to Nations Air. The agreement stipulates that the Partnership will loan Nations Air its portion of the maintenance cost up to $265,000 to be repaid by Nations Air in twelve monthly installments, with interest at a variable rate, beginning in November 1995. The Partnership will also loan Viscount its portion of the maintenance cost up to $155,000 to be repaid by Viscount in monthly installments of $10,000, with interest at a variable rate, beginning in November 1995. The Partnership's share of the maintenance cost is approximately $903,000, of which approximately $329,000 will be paid from maintenance reserves previously paid to the Partnership by Viscount and Nations Air.

The Partnership receives maintenance reserve payments from its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserve balances aggregate $2,235,958 as of September 30, 1995.

Payments of $105,869 and $482,836 have been received during the three and nine months ended September 30, 1995, respectively, from the sale of parts from the four disassembled aircraft and have been applied against aircraft inventory. The Partnership's cash reserves, combined with rental revenue generated by the Partnership's aircraft and engine leases, payments generated from the sale of parts from the disassembled aircraft and interest revenue, is expected to be sufficient to cover the Partnership's normal operating and administrative expenses for the remainder of 1995.

Cash Distributions - Cash distributions to limited partners were $1,434,196, or $8.50 per limited partnership unit and $1,349,832, or $8.00 per unit for the first quarters of 1995 and 1994, respectively. A distribution was not paid during the second or third quarters of 1995 and 1994. The Partnership's net cash generated by operations is being reserved to cover the potential costs of remarketing the aircraft and engines on lease to Viscount, should the Partnership determine that it is in its best interests to do so. The timing and amount of future cash distributions to partners are not yet known and will depend upon Viscount's performance and financial viability including the Partnership's receipt of rental payments, deferred rental payments and financing payments from Viscount, the receipt of loan payments from Nations Air, the receipt of the rental payments from CanAir, the receipt of payments generated from the aircraft disassembly process, potential aircraft remarketing costs and the Partnership's future cash requirements.

                           Part II. Other Information


Item 1.        Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q for the period ended March 31, 1995 and the period ended June 30, 1995, respectively, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Prudential Securities, Inc. has reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I - VI, their general partner Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the remaining defendants (with the exception of Prudential Securities, Inc. which had previously settled) entered into a settlement with the plaintiffs.

Adams, et al. v. Prudential Securities, Inc., et al. - The Judicial Panel has transferred the action to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K.

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

Bashein, et al. v. Kidder, Peabody & Company Inc., et al. - On October 2, 1995, the Court denied the defendants' motion to dismiss.

B & L Industries, Inc., et al. v. Polaris Holding Company, et al. - On October 2, 1995, defendants moved to dismiss the complaint.

Scott v. Prudential Securities, Inc. et al. - On or around August 15, 1995, a complaint entitled Mary C. Scott v. Prudential Securities Inc. et al. was filed in the Court of Common Pleas, County of Summit, Ohio. The complaint names as defendants Prudential Securities Inc., Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, P-Bache/A.G. Spanos Genesis Income Partners LP 1, Prudential-Bache Properties, Inc., A.G. Spanos Residential Partners - 86, Polaris Securities Corporation and Robert Bryan Fitzpatrick. Plaintiff alleges claims of fraud and violation of Ohio securities law arising out of the public offerings of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, and P-Bache/A.G. Spanos Genesis Income Partners LP 1. Plaintiff seeks compensatory damages, general, consequential and incidental damages, punitive damages, rescission, costs, attorneys' fees and other and further relief as the Court deems just and proper. The Partnership is not named as a defendant in this action. On September 15, 1995, defendants removed this action to the United States District Court, Eastern District of Ohio. On September 18, 1995, defendants sought the transfer of this action to the Multi-District Litigation and sought a stay of all proceedings by the district court, which stay was granted on September 25, 1995. The Judicial Panel conditionally transferred this action to the Multi- District Litigation on October 13, 1995.

Harrison v. General Electric Company, et al. - On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In re: Prudential Securities Limited Partnerships (Multi-District Litigation) - Prudential Securities, Inc. on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800- 327-3664, or write to the Claims Administrator at:

      Prudential Securities Limited Partnerships
      Litigation Claims Administrator
      P.O. Box 9388
      Garden City, New York  11530-9388

Item 5.        Other Information


Directors and Officers

James F. Walsh resigned as Chief Financial Officer of Polaris Investment Management Corporation (PIMC) effective October 9, 1995. Marc A. Meiches, 42, has assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the position of Executive Vice President and Chief Financial Officer of General Electric Capital Aviation Services, Inc. (GECAS). Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.



Item 6.        Exhibits and Reports on Form 8-K


a)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      27.  Financial Data Schedule (Filed electronically only)

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

                                           POLARIS AIRCRAFT INCOME FUND I
                                           (Registrant)
                                            By:       Polaris Investment
                                                      Management Corporation,
                                                      General Partner




        November 9, 1995                    By:  /S/Marc A. Meiches
---------------------------------                ------------------
                                                 Marc A. Meiches
                                                 Chief Financial Officer
                                                 principal financial officer and
                                                 principal accounting officer of
                                                 Polaris Investment Management
                                                 Corporation, General Partner of
                                                 the Registrant)