Form 10-K
period 1995-12-31
POLARIS AIRCRAFT INCOME FUND I
filed 1996-03-29
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------


                                    FORM 10-K

                           ---------------------------


         _X_    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1995

                                       OR

         ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period ____________from to_____________

                           Commission File No. 2-91762

                         POLARIS AIRCRAFT INCOME FUND I
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            California                                   94-2938977
            ----------                                   ----------
(State or other jurisdiction of                  (IRS Employer I.D. No.)
incorporation or organization)

201 Mission Street, 27th Floor, San Francisco, California                94105
---------------------------------------------------------             ----------
(Address of principal executive offices)                              (Zip Code)

   Registrant's telephone number, including area code:        (415) 284-7400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    Documents incorporated by reference: None

                       This document consists of 48 pages.

                                     PART I

Item 1.       Business

The principal objectives of Polaris Aircraft Income Fund I (PAIF-I or the Partnership), are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-I was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2010.

PAIF-I has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries (GPA), which acquires, leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner, its affiliates, and GPA.

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's aircraft leases as of December 31, 1995 which consist of three leases to Viscount Air Service, Inc. (Viscount). As discussed in Items 7 and 8, Viscount defaulted on certain payments due to the Partnership. Viscount was then notified on January 9, 1996 that the Partnership had elected to terminate the leases (which is disputed by Viscount). Viscount subsequently filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (Items 3, 7 and 8) and currently has possession of the Partnership's aircraft and engines. Viscount's ultimate compliance or non-compliance with end of lease maintenance return conditions may require the Partnership to evaluate whether a sale or a release of the Partnership's aircraft and engines would be most beneficial for the Partnership's unit holders. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, remarketing, transition and legal costs related to the Partnership's aircraft and engines.

                                                      Scheduled
                                           Number       Lease
 Lessee                Aircraft Type    of Aircraft   Expiration Renewal Options
 ------                -------------    -----------   ---------- ---------------

Viscount               Boeing 737-200         1         8/99 (1)        None
Viscount               Boeing 737-200         1         9/97 (2)        None
Viscount               Boeing 737-200         1         9/97 (3)        None


(1) The aircraft leased to Viscount was previously leased to Jet Fleet Corporation. The lease with Viscount was at a variable rate based on aircraft usage through August 1994. In 1994, the Partnership negotiated a new lease with Viscount for five years through August 1999. The new fixed lease rate is approximately 116% of the prior average variable rate. Viscount subsequently entered into a sub-lease agreement for the aircraft with Nations Air Express, Inc. (Nations Air) for a term of one year through February 1996. The sublease was then extended through February

      1998. Rent and maintenance reserve payments due to Viscount from Nations Air are paid directly to the Partnership and are applied against payments due the Partnership from Viscount. Nations Air is currently past-due on its sub-lease rent payment due to the Partnership in March 1996. The Partnership's termination of the Viscount lease (which is disputed by Viscount) and Viscount's Chapter 11 bankruptcy filing, create uncertainty as to the status of the Nations Air sub-lease.

      The Partnership, Viscount and Nations Air have agreed to share in the cost of certain heavy maintenance work performed on this aircraft. The agreement stipulates that the Partnership loan Nations Air its portion of the maintenance cost of $264,108 to be repaid by Nations Air in twelve monthly installments, with interest at a variable rate, beginning in November 1995. Nations Air is currently past due on two of its monthly installments to the Partnership in 1996. The Partnership also loaned Viscount its portion of the maintenance cost of $154,108 to be repaid by Viscount in monthly installments of $10,000, with interest at a variable rate, beginning in November 1995. As discussed in Items 7 and 8, Viscount is currently in default on this loan. The Partnership's share of the maintenance cost was approximately $903,000, of which approximately $329,000 was paid from maintenance reserves previously paid to the Partnership by Viscount and Nations Air.

(2) The aircraft leased to Viscount was previously leased to Braniff, Inc. (Braniff). The new lease rate represents 35% of the rate specified under the prior lease to Braniff.

(3) The aircraft leased to Viscount was previously leased to America West Airlines (America West). The new lease rate represents 56% of the rate specified under the prior lease to America West.

American Air Lease, Inc. (American Air Lease) defaulted under its lease of one Boeing 737-200 aircraft in June 1991, and three Boeing 737-200s were off-lease as a result of the Braniff bankruptcy. As a result of market conditions, all four of these aircraft were transferred to aircraft inventory during 1993 and 1992 and disassembled for sale of their component parts.

In 1995, the Partnership sold the airframe from one Boeing 737-200 aircraft that was previously leased to Cambodia International Airlines Company, Ltd. (Cambodia International) until Cambodia International returned the aircraft to the Partnership in September 1993. The Partnership has leased two engines from this aircraft and one engine, previously leased to Viscount, to CanAir Cargo Ltd, (CanAir) for three years beginning in May 1994. CanAir has an option to renew the lease for one three-year period at the same rental rate. In addition, the Partnership has leased one engine to Viscount for one year beginning in June 1995. One additional engine has been on-lease to Viscount through a joint venture with Polaris Aircraft Income Fund II from April 1993 through November 1997. The following table describes certain material terms of the Partnership's engine leases as of December 31, 1995.

                                   Number      Lease
Lessee              Engine Type  of Engines  Expiration     Renewal Options
------              -----------  ----------  ----------     ---------------

CanAir                JT8D-9A         3        5/97        One three-year period
Viscount              JT8D-9A         1        6/96        None
Viscount              JT8D-9A         1        11/97       None


Industry-wide, approximately 475 commercial aircraft are currently available for sale or lease, approximately 125 less than a year ago. From 1991 through 1994, depressed demand for air travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following two years of good traffic growth accompanied by rising yields, this trend is improving with new aircraft orders last year exceeding deliveries for the first time since 1990. To date, this recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with noise suppression hardware, commonly known as "hushkits," which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration (FAA) Stage 3 noise restrictions as discussed in the Industry Update section of Item 7. Older Stage 2 narrow-bodies have shown marginal signs of recovery. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft and aircraft inventory, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 737-200 - The Boeing 737-200 aircraft was introduced in 1967 and 150 were delivered from 1967 through 1971. This two-engine, two-pilot aircraft provides operators with 107 to 130 seats, meeting their requirements for economical lift in the 1,100 nautical mile range. Hushkits which bring the Boeing 737-200 aircraft into compliance with FAA Stage 3 noise restrictions, are now available at a cost of approximately $1.5 per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain Airworthiness Directives (ADs) applicable to all models of this aircraft have been issued by the FAA to prevent fatigue cracks and control corrosion as discussed in Item 7. The market for this type of aircraft, as for all Stage 2 narrow body aircraft, has improved over the previous year.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification as discussed in the Industry Update section of Item 7.


Item 2.       Properties

PAIF-I owns three commercial jet aircraft, five spare engines and certain inventoried aircraft parts from its original portfolio of eleven commercial jet aircraft. The Partnership's entire fleet consists of Stage 2 aircraft. The Partnership's three Boeing 737-200 aircraft are currently in the possession of Viscount which has filed for Chapter 11 bankruptcy protection in January 1996 as discussed in Items 3, 7 and 8. In 1990, the Partnership sold its Boeing 737-200 Convertible Freighter aircraft formerly leased to Aloha Airlines, Inc. In July 1992, the Partnership sold its McDonnell Douglas DC-9-10 aircraft, which was formerly leased to Hawaiian Airlines, Inc. In December 1994, Viscount exercised its option to purchase one Boeing 737-200 aircraft it was leasing. In April
1995, the Partnership sold the airframe from one Boeing 737-200 aircraft formerly leased to Cambodia International. During 1992, the Partnership transferred three Boeing 737-200 aircraft, formerly on lease to Braniff, to aircraft inventory. In 1993, one additional Boeing 737-200 aircraft, formerly on lease to American Air Lease, was transferred to aircraft inventory. The inventoried aircraft, which are not included in the following table, have been disassembled for sale of their component parts. Three engines from the inventoried aircraft and two engines from the former Cambodia International aircraft are currently leased to CanAir or in the possession of Viscount as previously discussed in Item 1.

The following table describes the Partnership's current aircraft portfolio in greater detail:

                                      Year of        Cycles
 Aircraft Type       Serial Number  Manufacture  As of 11/30/95 (1)
---------------      -------------  -----------  ------------------
Boeing 737-200          19606          1968          63,233
Boeing 737-200          19617          1969          59,339
Boeing 737-200          20125          1969          61,968


(1) Cycle information as of 12/31/95 is not yet available



Item 3.       Legal Proceedings

American Air Lease, Inc. (American Air Lease) Settlement - On July 30, 1991, the Partnership filed a complaint in the Superior Court of the State of California for the City and County of San Francisco, seeking damages for unpaid rent and other defaults against lessee American Air Lease, and guarantor Americom Leasing Group, Inc. American Air Lease and the Partnership reached a settlement by which American Air Lease agreed to provide the Partnership with certain cash payments, return of the aircraft and a certain participation in the proceeds, if any, from the default judgment American Air Lease obtained against its lessee, Pan African Airways. By a court order dated December 16, 1992, the settlement was reduced to a judgment. The Partnership has sought to enforce the cash award part of the settlement against the lessee and the guarantor in New York courts and has reached a settlement payment with the lessee and the guarantor. The Partnership settled its claims against the insurers for payment of insurance proceeds of $400,000 and received payment of such amount from the insurers in July 1995.

Markair, Inc. (Markair) Bankruptcy - On June 6, 1992, the Partnership repossessed two Boeing 737-200 aircraft leased to Markair, and formerly leased to Braniff, for Markair's failure to make rental payments when due. Markair commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska, and on June 11, 1992, the Partnership filed a proof of claim in the case to recover damages for past due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation relating to the Partnership's claims against Markair. The stipulation approved by the Bankruptcy Court allowed the Partnership to retain the security deposits and maintenance reserves previously posted by Markair and also allowed the Partnership an unsecured claim against Markair for $445,000, which was converted to subordinated debentures during 1994. Markair has defaulted on its payment obligations on such debentures. On April 14, 1995, Markair commenced new reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On October 25, 1995, Markair converted its Chapter 11 reorganization proceeding into a proceeding under Chapter 7 of the United States Bankruptcy Code in the same court. The trustee, Key Bank of Washington, is taking steps to protect the interests of the debenture holders, including the Partnership, by filing proofs of claim in this proceeding.

Braniff, Inc. (Braniff) Bankruptcy - In September 1989, Braniff filed a petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. On September 26, 1990 the Partnership filed a proof of claim to recover unpaid rent and other damages, and on November 27, 1990, the Partnership filed a proof of administrative claim to recover damages for detention of aircraft, non-compliance with court orders and post-petition use of engines as well as liquidated damages. On July 27, 1992, the Bankruptcy Court approved a stipulation embodying a settlement among the Partnership, the Braniff creditor committees and Braniff in which it was agreed that the Partnership would be allowed an administrative claim in the bankruptcy proceeding of approximately $2,076,923. The Partnership has received a check from the bankruptcy estate in full payment of the allowed administrative claim, subject, however, to the requirement of the stipulation that 25% of such proceeds be held in a separate, interest-bearing account pending notification by Braniff that all the allowed administrative claims have been satisfied. In the third quarter of 1994, the Partnership was authorized to release one-half of the 25% portion of the Partnership's administrative claim segregated pursuant to the stipulation approved in 1992. At the end of 1994, the Partnership was advised that the remaining one-half balance of the 25% segregated portion of the administrative claim payment could be released. As the final disposition of the Partnership's claim in the Bankruptcy proceedings, the Partnership was permitted by the Bankruptcy Court to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate nine Stage 2 aircraft and has been allowed a net remaining unsecured claim of $6,923,077 in the proceedings. The unsecured claim will not be recorded as revenue by the Partnership until it is received. It cannot be estimated at this time when and if this claim will be paid.

Jet Fleet Corporation (Jet Fleet) Bankruptcy - In September 1992, Jet Fleet, lessee of one of the Partnership's aircraft, defaulted on its obligations under the lease for the Partnership's aircraft by failing to pay reserve payments and to maintain required insurance. The Partnership repossessed its aircraft on September 28, 1992 at Sanford Regional Airport, Florida. Thereafter, Jet Fleet filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 13, 1993, the Partnership filed a proof of claim in the Jet Fleet bankruptcy to recover its damages. However, no action on the Partnership's proof of claim has been taken by the Bankruptcy Court.

Viscount Air Services, Inc. (Viscount) Bankruptcy - On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona. Polaris Holding Company, the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, and Polaris Aircraft Investors XVIII (collectively, Polaris Entities) lease a total of ten aircraft and two spare engines to Viscount. The aggregate outstanding obligations of Viscount to the Polaris Entities is approximately $11.0 million. GE Capital Aviation Services, Inc. (GECAS), as agent for the Polaris Entities, terminated the aircraft and engine leases pre-petition, but Viscount disputes the effectiveness of the termination and currently has possession of the aircraft and engines. GECAS and Viscount are currently negotiating to determine if they can resolve their differences by agreement. The outcome of this Chapter 11 proceeding cannot be predicted.

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

The second amended original petition names the Partnership, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act. Kidder, Peabody & Co. was added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

Prudential Securities, Inc. reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. None of the Polaris Aircraft Income Funds were required to contribute to this settlement.

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

Adams, et al. v. Prudential Securities, Inc., et al. - On or about February 13, 1995, an action entitled Adams, et al. v. Prudential Securities, Inc. et al. was filed in the Court of Common Pleas, Stark County, Ohio. The action names Prudential Securities, Inc., Prudential Insurance Company of America, Polaris
Investment Management Corporation, Polaris Securities Corporation, Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, the Partnership, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and James Darr as defendants. The complaint alleges that defendants committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, rescission of their investments in the Partnership and the other Polaris Aircraft Income Funds, an award of compensatory damages in an unspecified amount plus interest thereon, and punitive damages in an unspecified amount. On or about March 15, 1995, this action was removed to the United States District Court for the Northern District of Ohio, Eastern Division. Subsequently, the Judicial Panel transferred this action to the Multi-District Litigation filed in the united States District Court for the Southern District of New York, which is described in Item 10 of
Part III below.

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al
v. Polaris Holding Company, et al, where the Partnership is named as a defendant, the Partnership is not a party to these actions. In Novak, a derivative action, the Partnership is named as a defendant for procedural purposes but the plaintiffs in such lawsuit do not seek an award from the Partnership.



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


b)       Number of Security Holders:

                                                        Number of Record Holders
                Title of Class                          as of December 31, 1995
         ---------------------------                    ------------------------

         Limited Partnership Interest:                           6,727

         General Partnership Interest:                               1


c)       Dividends:

         Distributions of cash from operations commenced in 1987. The Partnership made cash distributions to limited partners of $1,434,196 and $1,349,832, or $8.50 and $8.00 per limited partnership unit during 1995 and 1994, respectively.

Item 6.       Selected Financial Data


                                                For the years ended December 31,
                                 1995          1994          1993           1992           1991
                                 ----          ----          ----           ----           ----
Revenues                    $  3,196,035  $  3,081,215  $  2,823,141   $  3,541,108   $  2,831,321

Net Income (Loss)                446,293       829,960    (3,084,396)   (12,536,518)   (15,804,784)

Net Income (Loss)
  allocated to Limited
  Partners                       298,425       686,691    (3,193,583)   (12,411,153)   (15,731,092)

Net Income (Loss) per
  Limited Partnership Unit          1.77          4.07        (18.93)        (73.56)        (93.23)

Cash Distributions per
  Limited Partnership
  Unit                              8.50          8.00          8.30           --             5.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                 8.50          8.00          8.30           --             5.00

Total Assets                  16,288,799    16,487,091    16,831,113     22,733,308     36,090,023

Partners' Capital             13,826,993    14,974,251    15,644,104     20,284,557     32,821,075


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund I (the Partnership) owns a portfolio of three used Boeing 737-200 commercial jet aircraft, five spare engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The three aircraft are currently in the possession of Viscount Air Services, Inc. (Viscount) which defaulted on it's obligations to the Partnership and subsequently filed for Chapter 11 bankruptcy protection in January 1996 as discussed below and in Items 3 and 8. Viscount has sub-leased one of these aircraft to Nations Air Express, Inc. (Nations Air) through February 1998 as discussed below. The lease of one aircraft to Cambodia International Airlines Company, Ltd. (Cambodia International) was terminated early by the lessee in September 1993 and the aircraft was returned to the Partnership. The airframe from this aircraft was sold in April 1995 to Pinnacle Aircraft Leasing, Inc.
(Pinnacle Aircraft Leasing) as discussed below. The Partnership leased the two engines from this aircraft and one additional engine to CanAir Cargo Ltd. (CanAir). In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. Two engines from these aircraft remain in the possession of Viscount. One additional engine from these aircraft was sold to Viscount during 1995 as discussed below. The Partnership has sold three aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993 and the airframe from a Boeing 737-200 aircraft in April 1995 as discussed below.


Remarketing Update

Sub-lease of Boeing 737-200 - Viscount entered into a sub-lease agreement for one of the Partnership's Boeing 737-200 aircraft with Nations Air for a term of one year through February 1996. The sublease has been extended through February 1998. Rent and maintenance reserve payments due to Viscount from Nations Air are paid directly to the Partnership and are applied against payments due the Partnership from Viscount. All payments, whether due from Viscount directly, or indirectly from Nations Air, may be affected by Viscount's filing for protection under Chapter 11 as discussed below. Nations Air is currently past due on certain payments due the Partnership in 1996.

Sale of Boeing 737-200 Airframe - In April 1995, the Partnership sold the airframe of the off-lease Boeing 737-200 aircraft, formerly leased to Cambodia International, to Pinnacle Aircraft Leasing for $300,000. As previously discussed, the two engines from this aircraft are currently on lease through May 1997 to CanAir. No gain or loss was recorded on the sale as the sales price of the airframe equaled its net book value.

Sale of Engine to Viscount - One engine was transferred from aircraft inventory to aircraft at an estimated fair value of $200,000 during 1995. The Partnership incurred certain maintenance and refurbishment costs on this engine aggregating $244,000, which were capitalized in 1995. The Partnership leased this engine to Viscount for one year beginning in July 1995 at a rental rate of $10,500 per month with a provision for early termination. The Partnership subsequently sold this engine to Viscount for a sales price of $461,849 and recorded a gain on sale of $17,849 in 1995. The Partnership agreed to accept payment of the sales price in 57 installments of $10,500, with interest at a rate of 11.265% per annum. The Partnership recorded a note receivable for the sales price. The balance of the note receivable, which is secured by the engine, was $455,685 at December 31, 1995. As discussed below, at December 31, 1995 Viscount was in default on certain payments due the Partnership, including payments on this note receivable. No allowance for credit losses was provided for this note receivable from Viscount.

Partnership Operations

The Partnership recorded net income of $446,293, or $1.77 per limited partnership unit for the year ended December 31, 1995, compared to net income of $829,960, or $4.07 per limited partnership unit for the year ended December 31, 1994 and a net loss of $3,084,396, or $18.93 per limited partnership unit for the year ended December 31, 1993. The net loss for 1993 resulted from the Braniff Airlines, Inc. and other lessee defaults and the extended period that the related aircraft were off lease due to market conditions. The Partnership incurred substantial maintenance expenses to remarket these aircraft as well as legal expenses related to the defaults. The significant improvement in the Partnership's operating results for the year ended December 31, 1994, as compared to 1993, is due primarily to significantly lower depreciation expense and lower aircraft operating expenses in 1994. The decline in operating results in 1995, as compared to 1994, is the result of a provision for credit losses of $956,015 recorded for certain rent and loan receivables from Viscount combined with higher operating expenses and partially offset by lower depreciation expense in 1995.

The Partnership has recorded an allowance for credit losses in 1995 for certain unsecured receivable balances from Viscount including unpaid rents, unpaid deferred rents and accrued interest as of December 31, 1995 as a result of Viscount's default on certain obligations due the Partnership and Viscount's subsequent bankruptcy filing as discussed below. The aggregate allowance for credit losses of $811,131 for these obligations is reflected in the provision for credit losses in the Partnership's 1995 statement of operations (Item 8). In addition, the Partnership recorded an allowance for credit losses equal to the outstanding principal balance of $144,884 for the maintenance cost-sharing note receivable from Viscount as discussed below.

Depreciation adjustments in 1995, 1994 and 1993 were $115,000, approximately $260,000 and approximately $2.5 million, respectively, for declines in the estimated realizable values of the Partnership's aircraft and aircraft inventory, as discussed later in the Industry Update section. In addition, no depreciation expense was recognized after the third quarter of 1993 on one Boeing 737-200 aircraft as a result of the sale of this aircraft to Viscount. Two additional Boeing 737- 200s were depreciated to their estimated residual value in June 1994 and November 1994, respectively.

The Partnership incurred a significant increase in maintenance, repair and legal expenses in 1993 in connection with the repossession of leased aircraft following several lessee defaults. In 1994, all lessees performed as required by their leases or, with respect to Viscount, the restructuring agreement as discussed later, and operating expenses were reduced. In 1995, the Partnership agreed to share in the cost of certain heavy maintenance work performed on the Boeing 737-200 aircraft sub-leased to Nations Air by Viscount. The Partnership recognized approximately $574,000 of this heavy maintenance work as operating expense in 1995.


Liquidity and Cash Distributions

Liquidity - As discussed below, prior to January 1, 1996, the Partnership had been in discussions with Viscount to restructure certain of Viscount's existing financial obligations to the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on these financial obligations to the Partnership. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. All payments, whether due from Viscount directly, or indirectly from Nations Air, may be affected by Viscount's filing for protection under Chapter 11. Nations Air is currently past-due on its sub-lease rent payment due to the Partnership in March 1996.

As of December 31, 1995, the Partnership's aggregate rent, loan and interest receivable from Viscount was approximately $1.8 million. In addition, delinquent maintenance reserves due from Viscount aggregate approximately $0.3 million as of December 31, 1995 for a total of approximately $2.1 million in outstanding obligations. Viscount's failure to perform on its financial obligations with the Partnership is expected to have a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, remarketing, transition and legal costs related to the Partnership's aircraft and engines.

The Partnership, Viscount and Nations Air agreed to share in the cost of certain heavy maintenance work performed on the aircraft sub-leased to Nations Air. The agreement stipulates that the Partnership loan Nations Air its portion of the maintenance cost of $264,108 to be repaid by Nations Air in twelve monthly installments, with interest at a variable rate, beginning in November 1995. The unpaid balance of the note receivable was $245,597 at December 31, 1995. Nations Air is currently past-due on two of its monthly installments to the Partnership in 1996. The Partnership also loaned Viscount its portion of the maintenance cost of $154,108 to be repaid by Viscount in monthly installments of $10,000, with interest at a variable rate, beginning in November 1995. Viscount is presently in default on this loan payment. In addition, during 1995 the Partnership incurred maintenance and refurbishment costs aggregating $244,000 on one engine, as previously discussed.

The Partnership receives maintenance reserve payments from its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $2,165,714 as of December 31, 1995.

Payments of approximately $604,000 have been received during 1995 from the sales of parts from the four disassembled aircraft. The remaining net book value of the aircraft inventory was fully recovered during 1995.

A portion of the Partnership's cash reserves balance is being retained to cover the potential costs that the Partnership may incur relating to the Viscount default and bankruptcy including potential aircraft maintenance, remarketing, transition and legal costs.

Cash Distributions - Cash distributions to limited partners during 1995, 1994 and 1993 were $1,434,196, $1,349,832 and $1,400,451, respectively. Cash distributions per limited partnership unit were $8.50, $8.00 and $8.30 during 1995, 1994 and 1993, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the potential costs that may be incurred relating to the Viscount default and bankruptcy, the receipt of delinquent and current rental and loan payments from Viscount and the receipt of rental payments from CanAir.

Viscount Default and Bankruptcy Filing

In July 1994, the Partnership entered into a restructuring agreement with Viscount to defer certain rents due the Partnership which aggregated $753,200; to extend a line of credit to Viscount for a total of $486,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and to give the Partnership the option to acquire approximately 2.3% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $349,000. It was not practicable to estimate the fair value of the stock options as of December 31, 1995, as they are not publicly traded, although Viscount's recent bankruptcy filing would have an adverse impact on the value of the stock options, if any.

The deferred rents, which were being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases, were recognized as revenue in the period earned. The unpaid balances of the deferred rents, which are reflected in rent and other receivables in the December 31, 1995 and 1994 balance sheets (Item 8), were $528,163 and $632,355, respectively. The line of credit, which was advanced to Viscount during 1994, was being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected in notes receivable in the December 31, 1995 and 1994 balance sheets, were $339,223 and $486,000, respectively.

During 1995, the Partnership had been in discussions with Viscount to restructure additional existing financial obligations of Viscount to the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on these financial obligations to the Partnership. On December 13, 1995, the Partnership issued a notice of default to Viscount demanding, within 10 days, full payment of all delinquent amounts due the Partnership. On January 9, 1996, Viscount was notified that the Partnership had elected to terminate the leases and the Partnership demanded return of the aircraft. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Viscount presently has possession of the Partnership's aircraft and engines. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. Although payments from Nations Air for the aircraft sub-leased from Viscount continue to be paid directly to the Partnership, the Partnership has received no additional payments directly from Viscount subsequent to December 31, 1995. The Partnership's termination of the Viscount lease (which is disputed by Viscount) and Viscount's Chapter 11 bankruptcy filing, create uncertainty as to the status of the Nations Air sub-lease.

The Partnership's three Boeing 737-200 commercial jet aircraft and two spare engines were on lease to Viscount prior to the lease termination notifications. Viscount had sub-leased one of the Partnership's aircraft to Nations Air through February 1998 as previously discussed. Payments from Nations Air are paid directly to the Partnership. In addition to the two spare engines on lease to Viscount, one spare engine was sold to Viscount in November 1995 as previously discussed. The payments on the engine finance sale note receivable from Viscount are also currently in default. As of December 31, 1995, the Partnership's aggregate rent, loan and interest receivable from Viscount was approximately $1.8 million. In addition, delinquent maintenance reserves due from Viscount aggregate approximately $0.3 million as of December 31, 1995 for a total of approximately $2.1 million in outstanding obligations. All payments, whether due from Viscount directly or indirectly from Nations Air, may be affected by Viscount's filing for protection under Chapter 11.

As discussed above, the engine finance sale note receivable, the balance of which at December 31, 1995 was $455,685, is secured by the engine. The balance of the line of credit advanced to Viscount in 1994 of $339,223 at December 31, 1995, plus accrued interest, is guaranteed by certain affiliates of the principal shareholder of Viscount. An allowance for credit losses has not been provided for these notes. The Partnership has recorded an allowance for credit losses for the remaining unsecured receivable balances from Viscount for the aggregate of the unpaid rents, outstanding deferred rent balance and accrued interest as of December 31, 1995. The aggregate allowance for credit losses of $811,131 for these obligations is reflected in the provision for credit losses in the Partnership's 1995 statement of operations (Item 8). In addition, the Partnership recorded an allowance for credit losses equal to the outstanding principal balance of $144,884 for the maintenance cost sharing note receivable from Viscount previously discussed. Viscount's failure to perform on its financial obligations with the Partnership is expected to have a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, remarketing, transition and legal costs related to the Partnership's aircraft and engines, which cannot be estimated at this time. The outcome of Viscount's Chapter 11 proceeding cannot be predicted.


Claims Related to Lessee Defaults

Receipt of American Air Lease, Inc. (American Air Lease) Claim - As discussed in
Item 3, the Partnership filed suit in 1991 seeking damages for unpaid rent and other defaults against lessee American Air Lease and guarantor Americom Leasing Group, Inc. (Americom). In November 1994, the Partnership received $91,452 representing settlement of Americom's and American Air Lease's obligation to pay the original settlement judgement. The Partnership was also entitled to retain security deposits in the amount of $74,075. Both amounts were recognized as revenue in claims related to lessee defaults in the 1994 statement of operations (Item 8). The Partnership settled its claim against the insurers of American Air Lease for payment of insurance proceeds of $400,000. The Partnership received the $400,000 in July 1995 and recognized the full amount as revenue in claims related to lessee defaults in the 1995 statement of operations.

Markair, Inc. (Markair) Claim - As discussed in Item 3, the Partnership terminated the leases and repossessed the two aircraft in June 1992 and Markair filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership filed a proof of claim in the case to recover damages for past-due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allows the Partnership to retain the security deposits and maintenance reserves and an unsecured claim against Markair for $445,000 which was converted to 10% subordinated debentures during 1994. The security deposits and maintenance reserves, which were held by the Partnership under the leases with Markair, totaled $748,951, of which $47,877 was applied during 1993 to rent owed the Partnership by Markair. The balance of $701,074 was recognized as revenue in claims related to lessee defaults in the 1993 statement of operations. During 1994, the Partnership earned interest on the debentures of $33,284 and received a nominal principal payment of $5,459. The Partnership recognized the interest and principal payment as revenue in claims related to lessee defaults in the 1994 statement of operations (Item 8). During 1995, the Partnership received an additional principal payment and a partial interest payment aggregating $9,698, which was recorded as revenue in claims related to lessee defaults in the 1995 statement of operations. Markair has defaulted on its payment obligations on the debentures, and the trustee, Key Bank of Washington, is taking steps to protect the interests of the debenture holders, including the Partnership.

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

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of Airworthiness Directives (ADs) which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may result in the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $900,000 per Boeing 737 aircraft, if none of the required work had been done previously. The FAA also issued several ADs in 1993 updating inspection and modification requirements for Boeing 737 aircraft. The FAA estimates the cost of these requirements to be approximately $90,000 per aircraft. In general, the new maintenance requirements must be completed by the later of March 1994, or 75,000 cycles for each Boeing 737. The extent of modifications required to an aircraft varies according to the level of incorporation of design improvements at manufacture.

In December 1990, the FAA adopted another AD intended to mitigate corrosion of structural components, which would require repeated inspections from 5 years of age throughout the life of an aircraft, with replacement of corroded components as needed. Integration of the new inspections into each aircraft operator's maintenance program was required by December 31, 1991 on Boeing aircraft.

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. In negotiating subsequent leases, market conditions may require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The current U.S. fleet is comprised of approximately 68% Stage 3 aircraft and 32% Stage 2 aircraft. The key features of the rule include:

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

Other countries have also adopted noise policies. The European Union (EU) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990, with all Stage 2 aircraft phased-out by the year 2002. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002.

The Partnership's entire fleet consists of three Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective due to the age of the aircraft and the time required to fully amortize the additional investment. The general partner will evaluate, as appropriate, the potential benefits of installing hushkits on some or all of the Partnership's aircraft. It is unlikely, however, that the Partnership would incur such costs unless they can be substantially recovered through a lease.

Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.

Demand for Aircraft - Industry-wide, approximately 475 commercial aircraft are currently available for sale or lease, approximately 125 less than a year ago. From 1991 through 1994, depressed demand for air travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following two years of good traffic growth accompanied by rising yields, this trend is now improving with new aircraft orders last year exceeding deliveries for the first time since 1990. To date, this recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, whereas older Stage 2 narrow-bodies have shown marginal signs of recovery.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification as previously discussed.

Effects on the Partnership's Aircraft - The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1993. No adjustments to the estimated aircraft residual values were made during 1994. As a result of the 1993 adjustments to the estimated residual values, the Partnership is recognizing increased depreciation expense of approximately $114,000 per year beginning in 1994 through the end of the estimated economic lives of the aircraft. As a result of the 1995 adjustments to the estimated residual values, the Partnership will recognize increased depreciation expense of approximately $461,000 per year beginning in 1996 through the end of the estimated economic life of the aircraft.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized downward adjustments of $115,000, approximately $260,000 and approximately $2.5 million, or $0.67, $1.53 and $14.67 per limited Partnership unit, in 1995, 1994 and 1993, respectively, to the book value for certain of its aircraft and aircraft inventory (as discussed in Notes 3 and 6 to the financial statement, Item 8) as a result of declining estimates in their residual values.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

SFAS No. 121 states that the fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, i.e., other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value will be based on the best information available in the circumstances. Pursuant to the statement, the estimate of fair value will consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

Beginning in 1996, the Partnership will periodically review its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method currently applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

To the extent that the Partnership's Boeing aircraft continue to be adversely affected by industry events, the Partnership will evaluate each aircraft as it comes off lease or is returned to the Partnership to determine whether a re-lease or a sale at the then-current market rates would be most beneficial for unit holders.

Item 8.       Financial Statements and Supplementary Data











                         POLARIS AIRCRAFT INCOME FUND I






              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1995 AND 1994


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund I:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund I (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund I as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP


San Francisco,  California,
  January 31, 1996 (except with
  respect to the matter discussed
  in Note 12 , as to which the
  date is March 22, 1996)

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                                         1995           1994
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $  9,807,315   $  7,486,952

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of $811,131 in 1995
  and $0 in 1994                                          32,863      1,105,843

NOTES RECEIVABLE, net of  allowance for
  credit losses of $144,884 in 1995 and $0 in 1994     1,040,505        486,000

AIRCRAFT, net of accumulated depreciation of
  $19,166,733 in 1995 and $24,013,057 in 1994          5,408,116      6,489,292

AIRCRAFT INVENTORY                                          --          919,004
                                                    ------------   ------------

                                                    $ 16,288,799   $ 16,487,091
                                                    ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $     51,757   $    102,288

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                             98,410         45,957

LESSEE SECURITY DEPOSITS                                 145,925        125,000

MAINTENANCE RESERVES                                   2,165,714      1,239,595
                                                    ------------   ------------

       Total Liabilities                               2,461,806      1,512,840
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):

  General Partner                                       (590,280)      (578,793)
  Limited Partners, 168,729 units
     issued and outstanding                           14,417,273     15,553,044
                                                    ------------   ------------

       Total Partners' Capital                        13,826,993     14,974,251
                                                    ------------   ------------

                                                    $ 16,288,799   $ 16,487,091
                                                    ============   ============

         The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                              1995         1994        1993
                                              ----         ----        ----
REVENUES:
  Rent from operating leases              $ 2,073,250  $ 1,765,947  $ 1,929,525
  Claims related to lessee defaults           409,698      815,888      701,074
  Gain on sale of equipment                    17,849         --           --
  Interest and other                          695,238      499,380      192,542
                                          -----------  -----------  -----------

       Total Revenues                       3,196,035    3,081,215    2,823,141
                                          -----------  -----------  -----------

EXPENSES:
  Depreciation and amortization               896,176    1,837,584    5,081,327
  Management fees to general partner           63,294       84,066      100,667
  Provision for credit losses                 956,015         --           --
  Operating                                   650,685      164,557      532,294
  Interest                                       --           --         39,810
  Administration and other                    183,572      165,048      153,439
                                          -----------  -----------  -----------

       Total Expenses                       2,749,742    2,251,255    5,907,537
                                          -----------  -----------  -----------

NET INCOME (LOSS)                         $   446,293  $   829,960  $(3,084,396)
                                          ===========  ===========  ===========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER                  $   147,868  $   143,269  $   109,187
                                          ===========  ===========  ===========

NET INCOME (LOSS)
  ALLOCATED TO
  LIMITED PARTNERS                        $   298,425  $   686,691  $(3,193,583)
                                          ===========  ===========  ===========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                $      1.77  $      4.07  $    (18.93)
                                          ===========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                         General       Limited
                                         Partner       Partners        Total
                                         -------       --------        -----

Balance, December 31, 1992           $   (525,662)  $ 20,810,219   $ 20,284,557

    Net income (loss)                     109,187     (3,193,583)    (3,084,396)

    Cash distributions to partners       (155,606)    (1,400,451)    (1,556,057)
                                     ------------   ------------   ------------

Balance, December 31, 1993               (572,081)    16,216,185     15,644,104

    Net income                            143,269        686,691        829,960

    Cash distributions to partners       (149,981)    (1,349,832)    (1,499,813)
                                     ------------   ------------   ------------

Balance, December 31, 1994               (578,793)    15,553,044     14,974,251

    Net income                            147,868        298,425        446,293

    Cash distributions to partners       (159,355)    (1,434,196)    (1,593,551)
                                     ------------   ------------   ------------

Balance, December 31, 1995           $   (590,280)  $ 14,417,273   $ 13,826,993
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                                              POLARIS AIRCRAFT INCOME FUND I

                                                 STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                             1995           1994        1993
                                                             ----           ----        ----
OPERATING ACTIVITIES:
  Net income (loss)                                     $   446,293   $   829,960   $(3,084,396)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                          896,176     1,837,584     5,081,327
     Gain on sale of equipment                              (17,849)         --            --
     Provision for credit losses                            956,015          --            --
     Changes in operating assets and liabilities:
       Decrease (increase) in rent and other
         receivables                                        261,849      (872,189)     (111,421)
       Decrease in inventory                                   --            --         250,000
       Decrease in payable to affiliates                    (50,531)      (40,195)      (60,899)
       Increase (decrease) in accounts payable
         and accrued liabilities                             52,453        31,957       (52,021)
       Increase (decrease) in lessee security deposits       20,925       (99,075)     (288,125)
       Increase (decrease) in maintenance reserves          926,119       433,144       (45,697)
       Decrease in deferred income                             --            --         (35,000)
                                                        -----------   -----------   -----------

         Net cash provided by operating activities        3,491,450     2,121,186     1,653,768
                                                        -----------   -----------   -----------

INVESTING ACTIVITIES:
  Proceeds from sale of airframe                            300,000          --            --
  Increase in capitalized costs                            (244,000)         --            --
  Increase in notes receivable                             (418,216)     (486,000)         --
  Principal payments on notes receivable                    180,676     1,597,385       271,295
  Net proceeds from sale of aircraft inventory              604,004       912,263       199,621
  Inventory disassembly costs                                  --         (18,120)      (93,050)
                                                        -----------   -----------   -----------

         Net cash provided by investing activities          422,464     2,005,528       377,866
                                                        -----------   -----------   -----------

FINANCING ACTIVITIES:
  Principal payments on notes payable                          --            --        (780,000)
  Cash distributions to partners                         (1,593,551)   (1,499,813)   (1,556,057)
                                                        -----------   -----------   -----------

         Net cash used in financing activities           (1,593,551)   (1,499,813)   (2,336,057)
                                                        -----------   -----------   -----------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                             2,320,363     2,626,901      (304,423)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                       7,486,952     4,860,051     5,164,474
                                                        -----------   -----------   -----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                           $ 9,807,315   $ 7,486,952   $ 4,860,051
                                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995



1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund I (PAIF-I or the Partnership), a California limited partnership, maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

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

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Aircraft Inventory - Aircraft held in inventory for sale are reflected at the lower of depreciated cost or estimated net realizable value. Proceeds from sales are applied against inventory until the book value is fully recovered. The remaining book value of the inventory was recovered in 1995.

Operating Leases - Certain of the aircraft leases are accounted for as operating leases with the exception of one lease which was recognized as a sale in 1993 as discussed in Note 3. Operating lease revenues are recognized in equal installments over the terms of the leases.

Maintenance Reserves - The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership or lessee for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve payments are recognized when received and balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income (loss), and the number of units outstanding for the years ended December 31, 1995, 1994 and 1993.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Financial  Accounting  Pronouncements  - The  Partnership  adopted  Statement of
Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement. The Partnership has recorded an allowance for credit losses for a certain impaired loan and rent receivables as a result of uncertainties regarding their collection. The Partnership recognizes revenue on impaired loans and receivables only as payments are received.

                                                                        1995
      Impaired loans or receivables with                                ----
         allowances for credit losses                              $   956,015
      Impaired loans or receivables without
         allowances for credit losses                                      -
                                                                   -----------
      Total impaired loans                                             956,015
      Allowance for credit losses                                     (956,015)
                                                                   -----------

                                                                   $       -
                                                                   ===========
      Allowance for credit losses,
         beginning of year                                         $       -
      Provision for credit losses                                     (956,015)
      Write-downs                                                          -
      Collections                                                          -
                                                                   -----------
      Allowance for credit losses,
         end of year                                               $  (956,015)
                                                                   ===========

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and Cash Equivalents is stated at cost, which approximates fair value. The fair value of the notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The carrying value of the maintenance cost sharing note receivable from Nations Air Express, Inc. (Nations Air), as discussed in Note 3, approximates its estimated fair value. The carrying value of the engine finance note receivable from Viscount Air Service, Inc. (Viscount) discussed in Note 4 approximates the estimated fair value of the collateral. The carrying value of the line of credit note receivable from Viscount discussed in Note 8 approximates its estimated fair value as this note is guaranteed by certain affiliates of the principal shareholder of Viscount. The carrying value of the rents receivable and maintenance cost sharing note receivable from Viscount is zero due to a recorded allowance for credit losses equal to the balance of these outstanding amounts. As of December 31, 1995, the estimated fair value of these receivables from Viscount was also zero.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. The Partnership estimates that the adoption of this pronouncement will not have an immediate material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. The estimate of fair value and measurement of impairment loss is described in Note 3.

Reclassification - Certain 1993 balances have been reclassified to conform to the 1995 presentation.


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

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Note 9.


3.       Aircraft

The Partnership owns three aircraft, five spare engines and certain inventoried aircraft parts from its original portfolio of eleven used commercial jet aircraft, which were acquired and leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. In addition, the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term. In addition to basic rent, the lessees are generally required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met.

The following table describes the Partnership's current aircraft portfolio in greater detail:

                                                                       Year of
 Aircraft Type                       Serial Number                   Manufacture
 -------------                       -------------                   -----------
Boeing 737-200                           19606                           1968
Boeing 737-200                           19617                           1969
Boeing 737-200                           20125                           1969


One Boeing 737-200 Convertible Freighter - This aircraft was acquired for $7,613,333 in 1985 and leased to Aloha Airlines, Inc. through October 1990. The aircraft was then sold to Transport Aerien Transregional S.A. in 1990.

One McDonnell Douglas DC-9-10 - This aircraft was purchased for $4,400,000 in 1986 and leased to Hawaiian Airlines, Inc. (Hawaiian) until Hawaiian defaulted on its lease in November 1990. In 1992, the Partnership entered into an agreement with American International Airways, Inc. (American International) for the installment sale of this aircraft. American International paid to the Partnership a $100,000 down payment and monthly installment payments of $18,000. In November 1994, American International paid to the Partnership the remaining balance of the note of $586,963.

Nine Boeing 737-200 - These aircraft were purchased for $60,367,500 in 1986 and leased to Western Airlines, Inc. (Western). In 1987, Delta Airlines, Inc. acquired Western and assumed all obligations of Western through the expiration of the aircraft leases with the Partnership. The aircraft were then leased to Braniff, Inc. (Braniff) until 1989, when Braniff filed a petition under Chapter 11 of the United States Bankruptcy Code and returned the aircraft to the Partnership (Note 5). Substantial maintenance work was completed on these aircraft and the aircraft have been re-leased to various lessees or disassembled as described below.

In 1992, three of the aircraft were transferred to aircraft inventory and have been disassembled for sale of their component parts (Note 6). One engine from these aircraft was leased to Viscount through a joint venture with Polaris Aircraft Income Fund II from April 1993 through November 1997. Two additional engines from these aircraft were subsequently transferred from aircraft inventory in 1994. The Partnership leased these two engines to Viscount for 52 days. Rental revenue of $27,260 was recognized during 1994. One of these engines was subsequently leased to CanAir Cargo Ltd. (CanAir) as discussed below. The other engine was subsequently re-leased to Viscount for five months beginning in December 1994 at a rental rate of $7,500 per month. The Partnership re-leased this engine to Viscount for one year beginning in June 1995 at the same rental rate.

One aircraft was leased to American Air Lease, Inc. (American Air Lease) from February 1990 until the lessee's default in June 1991 at approximately 88% of the prior rate (Note 5). The aircraft was transferred to aircraft inventory in 1993 and has been disassembled for sale of its component parts (Note 6).

One aircraft was leased to America West Airlines, Inc. from August 1990 until June 1991 at approximately 70% of the prior rate. The aircraft was then leased to Viscount at 56% of the prior rate from February 1992 until September 1997.

One aircraft was leased to Viscount from April 1992 through September 1997 at 35% of the prior rate.

Two aircraft were leased to Markair, Inc. (Markair) at approximately 57% of the prior rate from May 1991 until the lessee's default in June 1992 (Note 5). One of the Markair aircraft was then leased to Aviateca, S.A. (Aviateca) from July 1992 until December 1992 at 54% of the prior rate. In October 1993, this aircraft was leased to Viscount. Rental payments for an interim lease term through December 1, 1993 were at a variable rate based on usage. Thereafter and through the end of the lease term in December 1996, the basic rent payments are 100% of the prior rate received from Aviateca. The Partnership recognized this transaction as a sale in 1993 as a result of the nominal purchase price option provided in the lease upon expiration of the lease in December 1996. Depreciation expense was increased by approximately $1.5 million in 1993 to reflect the writedown of the aircraft value to the sales price of $970,000. The Partnership recorded a note receivable in 1993 for the sales price, which was reduced by payments received from Viscount less interest. In December 1994, Viscount exercised its option to purchase the aircraft. As specified in the lease agreement, the Partnership applied to the note balance a security deposit of $25,000 and maintenance reserves of $237,978, which were previously paid to the Partnership by Viscount. Viscount paid the remaining balance of the note of $437,022 to the Partnership and the Partnership transferred title to the aircraft to Viscount.

The second aircraft formerly leased to Markair was leased to Cambodia International Airlines Company, Ltd. (Cambodia International) from November 1992 through November 1994 at 62% of the prior rate. The lease provided the lessee an early termination option after six months. The lessee exercised this option and returned the aircraft to the Partnership in September 1993. The airframe from this aircraft was sold in April 1995 as discussed in Note 4. The Partnership has leased the two engines from this aircraft and one engine previously leased to Viscount, as previously discussed, to CanAir beginning in May 1994 for 36 months. The rental rate was variable based on usage through August 1994. Beginning in September 1994 through the end of the lease term in May 1997, the rental rate is fixed at $10,000 per engine per month.

One aircraft was leased to Jet Fleet Corporation at approximately 44% of the prior rate from May 1992 until the lessee's default in September 1992. The aircraft was then leased to Viscount at a variable rate based on usage from November 1992 until February 1993, although Viscount had the option to extend the lease for five years and the option to purchase the aircraft at the end of the extended lease term. Viscount elected not to extend the lease and the Partnership agreed to allow Viscount to operate the aircraft under the same terms, on a month-to-month basis through August 1994. Viscount performed certain maintenance and modification work on the aircraft totaling approximately $150,000, which the Partnership paid in 1994 from maintenance reserves previously received by the Partnership from Viscount. The Partnership entered into a new lease with Viscount for a five-year term which commenced in September 1994. The new lease rate is $40,000 per month, which is approximately 116% of the prior average rate.

Viscount subsequently entered into a sub-lease agreement for the aircraft with Nations Air for a term of one year through February 1996. The sublease was extended through February 1998. Rent and maintenance reserve payments due to Viscount from Nations Air are paid directly to the Partnership and are applied against payments due the Partnership from Viscount. All payments, whether due from Viscount directly or indirectly from Nations Air, may be affected by Viscount's filing for protection under Chapter 11 as discussed in Note 12.

The Partnership, Viscount and Nations Air have agreed to share in the cost of certain heavy maintenance work performed on the aircraft sub-leased to Nations Air. The agreement stipulates that the Partnership loan Nations Air its portion of the maintenance cost of $264,108 to be repaid by Nations Air in twelve monthly installments, with interest at a variable rate, beginning in November 1995. The unpaid balance of the note receivable was $245,597 at December 31, 1995. The Partnership also loaned Viscount its portion of the maintenance cost of $154,108 to be repaid by Viscount in monthly installments of $10,000, with interest at a variable rate, beginning in November 1995. As discussed in Note 8, at December 31, 1995 Viscount was in default on certain payments due the Partnership, including payments on this note receivable. Note 12 contains a further discussion of the Viscount situation subsequent to December 31, 1995. The Partnership's share of the maintenance cost was approximately $903,000, of which approximately $329,000 was paid from maintenance reserves previously paid to the Partnership by Viscount and Nations Air. The Partnership has recognized approximately $574,000 of this heavy maintenance work as operating expense in the 1995 statement of operations.

The following is a schedule by year of future minimum rental revenue under the existing leases, but excluding rental payments for two aircraft and two spare engines leased to Viscount due to the bankruptcy filing discussed in Notes 8 and 12:

                   Year                                  Amount
                   ----                                  ------
                   1996                                $ 840,000
                   1997                                  630,000
                   1998                                   80,000
                   1999 and thereafter                       -
                                                      ----------

                                     Total            $1,550,000
                                                      ==========

As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1993. No adjustments to the estimated aircraft residual values were made during 1994. As a result of the 1993 adjustments to the estimated residual values, the Partnership is recognizing increased depreciation expense of approximately $114,000 per year beginning in 1994 through the end of the estimated economic lives of the aircraft. As a result of the 1995 adjustments to the estimated residual values, the Partnership will recognize increased depreciation expense of approximately $461,000 per year beginning in 1996 through the end of the estimated economic life of the aircraft.

As discussed in Note 1, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized downward adjustments of $115,000, approximately $260,000 and approximately $2.5 million, or $0.67, $1.53 and $14.67 per limited Partnership unit, in 1995, 1994 and 1993, respectively, to the book value for certain of its aircraft (as discussed above) and aircraft inventory (Note 6) as a result of declining estimates in their residual values.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

SFAS No. 121 states that the fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, i.e., other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value will be based on the best information available in the circumstances. Pursuant to the statement, the estimate of fair value will consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

Beginning in 1996, the Partnership will periodically review its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method currently applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.


4.       Sale of Equipment

Sale of Boeing 737-200 Aircraft - In April 1995, the Partnership sold the airframe of the off-lease Boeing 737-200 aircraft, formerly leased to Cambodia International (Note 3), to Pinnacle Aircraft Leasing, Inc. for $300,000. As discussed in Note 3, the two engines from this aircraft are currently on lease through May 1997 to CanAir. No gain or loss was recorded on the sale as the sales price of the airframe equaled its net book value.

Sale of Engine - One engine was transferred from aircraft inventory to aircraft at an estimated fair value of $200,000 during 1995. The Partnership incurred certain maintenance and refurbishment costs on this engine aggregating $244,000, which were capitalized in 1995. The Partnership leased this engine to Viscount for one year beginning in July 1995 at a rental rate of $10,500 per month with an early termination option. The Partnership subsequently sold this engine to Viscount for a sales price of $461,849 and recorded a gain on sale of $17,849 in 1995. The Partnership agreed to accept payment of the sales price in 57 installments of $10,500, with interest at a rate of 11.265% per annum. The Partnership recorded a note receivable for the sales price. The balance of the note receivable was $455,685 at December 31, 1995. As discussed in Note 8, at December 31, 1995 Viscount was in default on certain payments due the Partnership, including payments on this note receivable. No allowance for credit losses was provided for this note receivable from Viscount as the balance of the note receivable is secured by the engine. Note 12 contains a further discussion of the Viscount situation subsequent to December 31, 1995.


5.       Claims Related to Lessee Defaults

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

American Air Lease - The Partnership filed suit in 1991 seeking damages for unpaid rent and other defaults against lessee American Air Lease and guarantor Americom Leasing Group, Inc. (Americom). American Air Lease and the Partnership reached a settlement consisting of certain cash payments, return of the aircraft and participation in any recovery proceeds of American Air Lease's default judgment against its lessee, Pan African Airways. Concurrent with the court-approved settlement agreement, in December 1992, the lease was terminated and the Partnership took possession of the aircraft. The Partnership proceeded to recover under the judgment through collection of insurance claim proceeds from insurers and judicial enforcement in New York against American Air Lease. The aircraft was transferred to aircraft inventory in 1993 and has been disassembled for sale of its component parts (Note 6). In November 1994, the Partnership received $91,452 representing settlement of Americom's and American Air Lease's obligation to pay the original settlement judgement. The Partnership was also entitled to retain security deposits in the amount of $74,075. Both amounts were recognized as revenue in claims related to lessee defaults in the 1994 statement of operations. The Partnership settled its claim against the insurers of American Air Lease for payment of insurance proceeds of $400,000. The Partnership received the $400,000 in July 1995 and recognized the full amount as revenue in claims related to lessee defaults in the 1995 statement of operations.

Markair - The Partnership terminated the leases and repossessed the two aircraft in June 1992, and Markair filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership filed a proof of claim in the case to recover damages for past-due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allows the Partnership to retain the security deposits and maintenance reserves and an unsecured claim against Markair for $445,000 which was converted to 10% subordinated debentures during 1994. The security deposits and maintenance reserves, which were held by the Partnership under the leases with Markair, totaled $748,951, of which $47,877 was applied during 1993 to rent owed the Partnership by Markair. The balance of $701,074 was recognized as revenue in claims related to lessee defaults in the 1993 statement of operations. During 1994, the Partnership earned interest on the debentures of
$33,284 and received a nominal principal payment of $5,459. The Partnership recognized the interest and principal payment as revenue in claims related to lessee defaults in the 1994 statement of operations. During 1995, the Partnership received an additional principal payment and a partial interest payment aggregating $9,698, which was recorded as revenue in claims related to lessee defaults in the 1995 statement of operations. Markair has defaulted on its payment obligations on the debentures, and the trustee, Key Bank of Washington, is taking steps to protect the interests of the debenture holders, including the Partnership.

6.       Disassembly of Aircraft

In an attempt to maximize the economic return from its off-lease aircraft, the Partnership entered into an agreement with Soundair, Inc. (Soundair) on October 31, 1992, for the disassembly of certain of the Partnership's aircraft and the sale of their component parts. The Partnership recognized the estimated cost of disassembly of approximately $250,000 for the four aircraft during 1993 and is receiving the proceeds from the sale of such parts, net of overhaul expenses if necessary, and commissions paid to Soundair.

During 1995, 1994 and 1993, the Partnership recorded downward adjustments to the inventory value of $115,000, $261,170 and $959,112, respectively, to reflect the current estimate of net realizable aircraft inventory value. These adjustments are reflected as increased depreciation expense in the corresponding years' statement of operations. During 1994, two engines were removed from the disassembly program at an aggregate value of $360,000 and leased as discussed in
Note 3. During 1995, one additional engine was removed from the disassembly program at an aggregate value of $200,000 and subsequently sold as discussed in
Note 4.

During 1994 and 1993, the Partnership paid $18,120 and $93,050, respectively, for aircraft disassembly costs. Proceeds from sales are applied against inventory until book value is fully recovered. The Partnership received net proceeds from the sale of aircraft inventory of $604,562, $912,263 and $199,621 during 1995, 1994 and 1993, respectively. The remaining net book value of the inventory was fully recovered during 1995. Proceeds of $558 received in 1995 in excess of the net book value were recorded as other revenue in the 1995 statement of operations.


7.       Note Payable

In December 1988, the Partnership borrowed $5,200,000 from Bank of America National Trust and Savings Association, at an interest rate of 10.17%. The Partnership was required to make principal payments in twenty quarterly installments and monthly interest payments commencing December 31, 1988. The Partnership paid interest expense on the note of $39,810 during 1993. The Partnership repaid the note payable upon maturity in September 1993.

8.       Viscount Restructuring Agreement and Default

In July 1994, the Partnership entered into a restructuring agreement with Viscount to defer certain rents due the Partnership which aggregated $753,200; to extend a line of credit to Viscount for a total of $486,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and to give the Partnership the option to acquire approximately 2.3% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $349,000. It was not practicable to estimate the fair value of the stock options as of December 31, 1995, as they are not publicly traded, although Viscount's recent bankruptcy filing (Note 12) would have an adverse impact on the value of the stock options, if any.

The deferred rents, which were being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases, were recognized as revenue in the period earned. The unpaid balances of the deferred rents, which are reflected in rent and other receivables in the December 31, 1995 and 1994 balance sheets, were $528,163 and $632,355, respectively. The line of credit, which was advanced to Viscount during 1994, was being repaid by Viscount over a 30- month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected in notes receivable in the December 31, 1995 and 1994 balance sheets, were $339,223 and $486,000, respectively.

During 1995, the Partnership had been in discussions with Viscount to restructure additional existing financial obligations of Viscount to the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on these financial obligations to the Partnership. On December 13, 1995, the Partnership issued a notice of default to Viscount demanding, within 10 days, full payment of all delinquent amounts due the Partnership. Note 12 contains a further discussion of the Viscount situation subsequent to December 31, 1995 including the Partnership's termination of the leases with Viscount and Viscount's subsequent filing for protection under Chapter 11 of the United States Bankruptcy Code.

The Partnership's three Boeing 737-200 commercial jet aircraft and two spare engines were on lease to Viscount prior to the lease termination notifications. Viscount had sub-leased one of the Partnership's aircraft to Nations Air through February 1998 as discussed in Note 3. Payments from Nations Air are paid directly to the Partnership. In addition to the two spare engines on lease to Viscount, one spare engine was sold to Viscount in November 1995 as discussed in
Note 4. The payments on the engine finance sale note receivable from Viscount are also currently in default. As of December 31, 1995, the Partnership's aggregate rent, loan and interest receivable from Viscount was approximately $1.8 million. In addition, delinquent maintenance reserves due from Viscount aggregate approximately $0.3 million as of December 31, 1995 for a total of approximately $2.1 million in outstanding obligations. All payments, whether due from Viscount directly or indirectly from Nations Air, may be affected by Viscount's filing for protection under Chapter 11.

As discussed in Note 4, the engine finance sale note receivable, the balance of which at December 31, 1995 was $455,685, is secured by the engine. The balance of the line of credit advanced to Viscount in 1994 of $339,223 at December 31, 1995, plus accrued interest, is guaranteed by certain affiliates of the principal shareholder of Viscount. An allowance for credit losses has not been provided for these notes. The Partnership has recorded an allowance for credit losses for the remaining unsecured receivable balances from Viscount for the aggregate of the unpaid rents, outstanding deferred rent balance and accrued interest as of December 31, 1995. The aggregate allowance for credit losses of

$811,131 for these obligations is reflected in the provision for credit losses in the accompanying 1995 statement of operations. In addition, the Partnership recorded an allowance for credit losses equal to the outstanding principal balance of $144,884 for the maintenance cost sharing note receivable from Viscount discussed in Note 3. Viscount's failure to perform on its financial obligations with the Partnership is expected to have an adverse effect on the Partnership's financial position.


9.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

     a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases of the Partnership, payable upon receipt of the rent. In 1995, 1994 and 1993, the Partnership paid management fees to PIMC of $98,922, $80,346 and $96,392, respectively. Management fees payable to PIMC at December 31, 1995 and 1994 were $2,000 and $37,628, respectively.

     b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. In 1995, 1994 and 1993, $146,375, $201,083 and $189,728 were reimbursed to PIMC by the Partnership for administrative expenses. Administrative reimbursements of $36,472 and $30,933 were payable to PIMC at December 31, 1995 and 1994, respectively. Partnership reimbursements to PIMC for maintenance and remarketing costs of $302,657, $264,295 and $731,174 were paid in 1995, 1994, and 1993, respectively. Maintenance and remarketing reimbursements of $13,285 and $33,727 were payable to PIMC at December 31, 1995 and 1994, respectively.

     c. A 10% interest to PIMC in all cash distributions and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement.

     d. A subordinated sales commission to PIMC of 3% of the gross sales price of each aircraft for services performed upon disposition and reimbursement of out-of-pocket and other disposition expenses. Subordinated sales commissions will be paid only after limited partners have received distributions in an aggregate amount equal to their capital contributions plus a cumulative non-compounded 8% per annum return on their adjusted capital contributions, as defined in the Partnership Agreement. The Partnership did not pay or accrue a sales commission on any aircraft sales to date as the above subordination threshold has not been met.

     e. One engine from the Partnership's aircraft was leased to Viscount, prior to the lease termination notifications (Note 12), through a joint venture agreement with Polaris Aircraft Income Fund II from April 1993 through November 1997 at a fair market rental rate. The Partnership recognized rental revenue on this engine of $146,000, $146,000 and $98,000 in 1995, 1994 and 1993, respectively.

10.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1995 and 1994 are as follows:

                       Reported Amounts  Tax Basis   Net Difference
                       ----------------  ---------   --------------
1995:    Assets          $ 16,288,799  $ 29,774,131  $(13,485,332)
         Liabilities        2,461,806       492,567     1,969,239

1994:    Assets          $ 16,487,091  $ 29,880,086  $(13,392,995)
         Liabilities        1,512,840       273,244     1,239,596



11.      Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                                                                    For the years ended December 31,
                                                                                  1995            1994             1993
                                                                                  ----            ----             ----
Book net income (loss) per limited partnership unit                              $  1.77        $    4.07      $   (18.93)
Adjustments for tax purposes represent differences
   between book and tax revenue and expenses:
     Rental and maintenance reserve revenue recognition                             6.10             2.54            1.25
     Depreciation                                                                   2.85             9.37           16.82
     Gain or loss on sale of aircraft                                              (6.83)             -             (5.69)
     Capitalized costs                                                              4.24             0.53            0.06
     Basis in inventory                                                             0.90            (5.98)         (11.71)
     Other revenue and expense items                                               (2.44)            2.58             -
                                                                                 -------        ---------      -----------

Taxable net income (loss) per limited partnership unit                           $  6.59        $   13.11      $   (18.20)
                                                                                 =======        =========      ==========


The differences between net income and loss for book purposes and net income and loss for tax purposes result from the temporary differences of certain revenue and deductions.

For book purposes, rental revenue is generally recorded as it is earned. For tax purposes, certain temporary differences exist in the recognition of revenue.
Increases in the Partnership's book maintenance reserve liability were recognized as rental revenue for tax purposes. Disbursements from the Partnership's book maintenance reserves are capitalized or expensed for tax purposes, as appropriate.

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly recognized adjustments which increased book depreciation expense. As a result, the current year book depreciation expense is greater than the tax depreciation expense computed under the accelerated method. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.

For book purposes, aircraft held in inventory are reflected at the lower of depreciable cost or estimated net realizable value. Differences in book and tax revenue and loss from inventory result from the differences in the book and tax carrying value of the inventory.


12.      Subsequent Event

Viscount Default and Bankruptcy Filing - As discussed in Note 8, as of December 31, 1995 Viscount was delinquent on certain rent, deferred rent, maintenance reserve and note payments due the Partnership. On January 9, 1996, Viscount was notified that the Partnership had elected to terminate the leases and the Partnership demanded return of the aircraft. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Viscount presently has possession of the Partnership's aircraft and engines. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing.

Although payments from Nations Air for the aircraft sub-leased from Viscount, as discussed in Note 3, continue to be paid directly to the Partnership, the Partnership has received no additional payments from Viscount subsequent to December 31, 1995. In addition, Nations Air is currently past-due on certain of its 1996 payments to the Partnership. The Partnership's termination of the Viscount leases (which is disputed by Viscount) and Viscount's Chapter 11 bankruptcy filing create uncertainty as to the status of the Nations Air sub-lease. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, legal, remarketing, transition and sale costs related to the Partnership's aircraft and engines, which cannot be estimated at this time. The outcome of Viscount's Chapter 11 proceeding cannot be predicted.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.      Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund I (PAIF-I or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively
Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The officers and directors of PIMC are:

                  Name                               PIMC  Title
                  ----                               -----------

         James W. Linnan                    President; Director
         Richard J. Adams                   Vice President; Director
         Norman C. T. Liu                   Vice President; Director
         Edward Sun                         Vice President
         John E. Flynn                      Vice President
         Robert W. Dillon                   Vice President; Assistant Secretary
         Marc A. Meiches                    Chief Financial Officer
         Richard L. Blume                   Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Linnan, 54, assumed the position of President and Director of PIMC effective March 31, 1995. Mr. Linnan had previously held the positions of Vice President of PIMC effective July 1, 1994, Vice President - Financial Management of PIMC and PALC effective April 1991, and Vice President - Investor Marketing of PIMC and PALC since July 1986.

Mr. Adams, 62, Senior Vice President - Aircraft Marketing, North America, served as Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing - Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Liu, 38, has assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for Transportation and Industrial Funding Corporation (TIFC). Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated. Mr. Sun, 46, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Vice President - Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.

Mr. Flynn, 55, Vice President - Marketing of GECAS, served as Senior Vice President - Aircraft Marketing for PIMC and PALC effective April 1991, having previously served as Vice President North America of PIMC and PALC effective July 1989. Mr. Flynn joined PALC in March 1989 as Vice President - Cargo. For the two years prior to joining PALC, Mr. Flynn was a transportation consultant. Effective July 1, 1994, Mr. Flynn held the position of Vice President of PIMC.

Mr. Dillon, 54, became Vice President - Aviation Legal and Insurance Affairs, effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President of GECAS.

Mr. Blume, 54, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS. Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Mr. Meiches, 43, has assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Certain Legal Proceedings:

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

On or around May 14, 1993, a purported class action entitled Moross, et al., v. Polaris Holding Company, et al., was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statutes and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. On April 18, 1995, this action was transferred to the Multi-District Litigation described below. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al., v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of the Partnership, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund
III. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund III is named as a defendant for procedural purposes, but no recovery is sought from these defendants. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail. On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal. On November 15, 1994, defendants submitted an answer to the remaining causes of action. On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss. On March 14, 1996, the appellate court reversed the trial court's order denying the motion to dismiss, and dismissed the complaint.

On or around March 13, 1993, a purported class action entitled Kahn v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This purported class action on behalf of investors in Polaris Aircraft Income Fund V was filed by one investor in the fund. The complaint names as defendants Polaris Investment Management Corporation, Polaris Holding Company, its affiliates and others. The complaint charges defendants with common law fraud, negligent misrepresentation and breach of fiduciary duty in connection with certain misrepresentations and omissions allegedly made in connection with the sale of interests in Polaris Aircraft Income Fund V. Plaintiffs seek compensatory and consequential damages in an unspecified amount, plus interest, disgorgement and restitution of all earnings, profits and other benefits received by defendants as a result of their alleged practices, and attorneys' fees and costs. Defendants' time to move, answer or otherwise plead with respect to the complaint was extended by stipulation up to and including April 24, 1995. On April 18, 1995, the action was discontinued without prejudice. The Partnership is not named as a defendant in this action.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by

Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action. Prudential Securities, Inc., on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800- 327-3664, or write to the Claims Administrator at:

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

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Defendants moved to dismiss the amended complaint on June 26, 1995. On October 2, 1995, the court denied the defendants' motion to dismiss. The Partnership is not named as a defendant in this action.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On October 2, 1995, defendants moved to dismiss the complaint. The Partnership is not named as a defendant in this action.

On or around August 15, 1995, a complaint entitled Mary C. Scott v. Prudential Securities Inc. et al. was filed in the Court of Common Pleas, County of Summit, Ohio. The complaint names as defendants Prudential Securities Inc., Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, P-Bache/A.G. Spanos Genesis Income Partners LP 1, Prudential-Bache Properties, Inc., A.G. Spanos Residential Partners - 86, Polaris Securities Corporation and Robert Bryan Fitzpatrick. Plaintiff alleges claims of fraud and violation of Ohio securities law arising out of the public offerings of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, and P-Bache/A.G. Spanos Genesis Income Partners LP 1. Plaintiff seeks compensatory damages, general, consequential and incidental damages, punitive damages, rescission, costs, attorneys' fees and other and further relief as the Court deems just and proper. The Partnership is not named as a defendant in this action. On September 15, 1995, defendants removed this action to the United States District Court, Eastern District of Ohio. On September 18, 1995, defendants sought the transfer of this action to the Multi-District Litigation and sought a stay of all proceedings by the district court, which stay was granted on September 25, 1995. The Judicial Panel transferred this action to the Multi-District Litigation on or about February 7, 1996.

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

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claim of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and
IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.

Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1995 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 11.          Executive Compensation

PAIF-I has no directors or officers. PAIF-I is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $98,922 were paid to PIMC in 1995 in addition to a 10% interest in all cash distributions as described in Note 9 to the financial statements (Item 8).


Item 12.          Security Ownership of Certain Beneficial Owners and Management

     a) No person owns of record, or is known by PAIF-I to own beneficially, more than five percent of any class of voting securities of PAIF-I.

     b) The General Partner of PAIF-I owns the equity securities of PAIF-I as set forth in the following table:

Title          Name of                 Amount and Nature of              Percent
of Class   Beneficial Owner            Beneficial Ownership             of Class
--------   ----------------            --------------------             --------

General   Polaris Investment    Represents a 10.0% interest of all cash    100%
Partner   Management            distributions, gross income in an
Interest  Corporation           amount equal to 9.09% of distributed
                                cash available from operations, and a
                                1% interest in net income or loss

     c) There are no arrangements known to PAIF-I, including any pledge by any person of securities of PAIF-I, the operation of which may at a subsequent date result in a change in control of PAIF-I.


Item 13.      Certain Relationships and Related Transactions

None.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                        Page No.
                                                                        --------
Report of Independent Public Accountants                                   21
Balance Sheets                                                             22
Statements of Operations                                                   23
Statements of Changes in Partners' Capital (Deficit)                       24
Statements of Cash Flows                                                   25
Notes to Financial Statements                                              26


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


                                                  POLARIS AIRCRAFT INCOME FUND I
                                                  (REGISTRANT)
                                                   By:    Polaris Investment
                                                          Management Corporation
                                                          General Partner




      March 25, 1996                        By:      /S/ James W. Linnan
---------------------------                          ---------------------------
          Date                                       James W. Linnan, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Title                          Date

/S/James W. Linnan       President and Director of Polaris        March 25, 1996
------------------       Investment Management Corporation,       --------------
(James W. Linnan)        General Partner of the Registrant


/S/Norman C. T. Liu      Vice President and Director of Polaris   March 25, 1996
-------------------      Investment Management Corporation,       --------------
(Norman C. T. Liu)       General Partner of the Registrant



/S/Marc A. Meiches       Chief Financial Officer of Polaris       March 25, 1996
------------------       Investment Management Corporation,       --------------
(Marc A. Meiches)        General Partner of the Registrant