Form 10-Q
period 1996-03-31
POLARIS AIRCRAFT INCOME FUND I
filed 1996-05-10
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                              ------------------


                                  FORM 10-Q
                              ------------------




          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                      OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from___to___

                              ------------------


                         Commission File No. 2-91762
                              ------------------



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



                           Yes_X_           No___









                      This document consists of 16 pages.

                        POLARIS AIRCRAFT INCOME FUND I

          FORM 10-Q - For the Quarterly Period Ended March 31, 1996




                                    INDEX



Part I.  Financial Information                                           Page

      Item 1.  Financial Statements

         a) Balance Sheets - March 31, 1996 and
            December 31, 1995..............................................3

         b) Statements of Operations - Three Months Ended
            March 31, 1996 and 1995........................................4

         c) Statements of Changes in Partners' Capital
            (Deficit) - Year Ended December 31, 1995
            and Three Months Ended March 31, 1996..........................5

         d) Statements of Cash Flows - Three Months
            Ended March 31, 1996 and 1995..................................6

         e) Notes to Financial Statements..................................7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations..............11



Part II. Other Information

      Item 1.  Legal Proceedings..........................................13

      Item 6.  Exhibits and Reports on Form 8-K...........................15

      Signature...........................................................16

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     March 31,      December 31,
                                                       1996            1995
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                            $  7,594,948  $  9,807,315

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of $1,120,712 in 1996
  and $811,131 in 1995                                     58,051        32,863

NOTES RECEIVABLE, net of  allowance for
  credit losses of $144,884 in 1996 and 1995            1,002,852     1,040,505

AIRCRAFT, net of accumulated depreciation of
  $19,480,915 in 1996 and $19,166,733 in 1995           5,093,934     5,408,116
                                                     ------------  ------------

                                                     $ 13,749,785  $ 16,288,799
                                                     ============  ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                $     48,868  $     51,757

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                             194,758        98,410

LESSEE SECURITY DEPOSITS                                  145,925       145,925

MAINTENANCE RESERVES                                    2,371,776     2,165,714
                                                     ------------  ------------

      Total Liabilities                                 2,761,327     2,461,806
                                                     ------------  ------------

PARTNERS' CAPITAL (DEFICIT):

  General Partner                                        (618,691)     (590,280)
  Limited Partners, 168,729 units
    issued and outstanding                             11,607,149    14,417,273
                                                     ------------  ------------

      Total Partners' Capital                          10,988,458    13,826,993
                                                     ------------  ------------

                                                     $ 13,749,785  $ 16,288,799
                                                     ============  ============

       The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended March 31,

                                                  1996               1995
                                                  ----               ----
REVENUES:
  Rent from operating leases                  $ 508,900           $ 509,250
  Interest                                      124,793             119,298
  Claims related to lessee defaults                --                 9,698
  Other                                         153,720             102,297
                                              ---------           ---------

       Total Revenues                           787,413             740,543
                                              ---------           ---------

EXPENSES:
  Depreciation                                  314,182             310,294
  Management fees to general partner             10,500              25,462
  Provision for credit losses                   309,581                --
  Operating                                     148,430              13,695
  Administration and other                       31,105              38,281
                                              ---------           ---------

       Total Expenses                           813,798             387,732
                                              ---------           ---------

NET INCOME (LOSS)                             $ (26,385)          $ 352,811
                                              =========           =========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER                      $ 252,804           $ 146,933
                                              =========           =========

NET INCOME (LOSS) ALLOCATED TO
  LIMITED PARTNERS                            $(279,189)          $ 205,878
                                              =========           =========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                            $   (1.65)          $    1.22
                                              =========           =========


       The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1995 and
                                         Three Months Ended March 31, 1996
                                         ---------------------------------

                                        General       Limited
                                        Partner       Partners        Total
                                        -------       --------        -----

Balance, December 31, 1994         $   (578,793)   $ 15,553,044    $ 14,974,251

  Net income                            147,868         298,425         446,293

  Cash distributions to partners       (159,355)     (1,434,196)     (1,593,551)
                                   ------------    ------------    ------------

Balance, December 31, 1995             (590,280)     14,417,273      13,826,993

  Net income (loss)                     252,804        (279,189)        (26,385)

  Cash distributions to partners       (281,215)     (2,530,935)     (2,812,150)
                                   ------------    ------------    ------------

Balance, March 31, 1996            $   (618,691)   $ 11,607,149    $ 10,988,458
                                   ============    ============    ============

       The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                            1996        1995
                                                            ----        ----
OPERATING ACTIVITIES:
  Net income (loss)                                    $   (26,385) $   352,811
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                           314,182      310,294
    Provision for credit losses                            309,581         --
    Changes in operating assets and liabilities:
      Decrease (increase) in rent and other receivable    (334,769)     306,618
      Decrease in payable to affiliates                     (2,889)     (33,159)
      Increase (decrease) in accounts payable and
        accrued liabilities                                 96,348      (10,701)
      Increase in lessee security deposits                    --         70,925
      Increase in maintenance reserves                     206,062      184,129
                                                       -----------  -----------

        Net cash provided by operating activities          562,130    1,180,917
                                                       -----------  -----------

INVESTING ACTIVITIES:
  Principal payments on note receivable                     37,653       28,243
  Net proceeds from sale of aircraft inventory                --        110,004
                                                       -----------  -----------

        Net cash provided by investing activities           37,653      138,247
                                                       -----------  -----------

FINANCING ACTIVITIES:
  Cash distributions to partners                        (2,812,150)  (1,593,551)
                                                       -----------  -----------

        Net cash used in financing activities           (2,812,150)  (1,593,551)
                                                       -----------  -----------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                           (2,212,367)    (274,387)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    9,807,315    7,486,952
                                                       -----------  -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                        $ 7,594,948  $ 7,212,565
                                                       ===========  ===========

       The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund I's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1995, 1994, and 1993 included in the Partnership's 1995 Annual Report to the SEC on Form 10-K (Form 10-K).

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed below, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The carrying value of the maintenance cost sharing note receivable from Nations Air Express, Inc. (Nations Air), as discussed in Note 2, approximates its estimated fair value. The carrying value of the engine finance note receivable from Viscount Air Service, Inc. (Viscount) discussed in Note 2 approximates the estimated fair value of the collateral. The carrying value of the line of credit note receivable from Viscount, which is guaranteed by certain affiliates of the principal shareholder of Viscount as discussed in Note 2, approximates its estimated fair value. The carrying value of the rents receivable and maintenance cost sharing note receivable from Viscount is zero due to a recorded allowance for credit losses equal to the balance of these outstanding amounts. As of March 31, 1996 and December 31, 1995, the estimated fair value of these receivables from Viscount were also zero.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first quarter of 1996.


2.  Viscount Default and Bankruptcy Filing

As discussed in the Form 10-K, in July 1994, the Partnership entered into a restructuring agreement with Viscount to defer certain rents due the Partnership which aggregated $753,200; to extend a line of credit to Viscount for a total of $486,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and to give the Partnership the option to acquire approximately 2.3% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $349,000. It was not practicable to estimate the fair value of the stock options as of March 31, 1996, as they are not publicly traded, although Viscount's recent bankruptcy filing (as discussed below) would have an adverse impact on the value of the stock options, if any.

The deferred rents, which were being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases, were recognized as revenue in the period earned. The unpaid balance of the deferred rents, which is reflected in rent and other receivables in the March 31, 1996 and December 31, 1995 balance sheets, before the allowance for credit losses as discussed below, was $528,163. The line of credit, which was advanced to Viscount during 1994, was being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balance of $339,223, plus accrued interest, is reflected as notes receivable in the March 31, 1996 and December 31, 1995 balance sheets.

During 1995, the Partnership had been in discussions with Viscount to restructure additional existing financial obligations of Viscount to the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on its financial obligations to the Partnership. On December 13, 1995, the Partnership issued a notice of default to Viscount demanding, within 10 days, full payment of all delinquent amounts due the Partnership. On January 9, 1996, Viscount was notified that the Partnership had elected to terminate the leases and the Partnership demanded return of the aircraft. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Viscount presently has possession of the Partnership's aircraft and engines. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. Although payments from Nations Air for the aircraft sub-leased from Viscount continue to be paid directly to the Partnership, the Partnership has received no additional payments directly from Viscount during the first quarter of 1996. The Partnership has received certain payments from Viscount subsequent to March 31, 1996 as discussed in Note 4. The Partnership's termination of the Viscount leases (which is disputed by Viscount) and Viscount's Chapter 11 bankruptcy filing, create uncertainty as to the status of the Nations Air sub-lease.

The Partnership's three Boeing 737-200 commercial jet aircraft and two of its five spare engines were on lease to Viscount prior to the lease termination notifications. Viscount had sub-leased one of the Partnership's aircraft to Nations Air through February 1998. Payments from Nations Air are paid directly to the Partnership. In addition to the two spare engines on lease to Viscount, one spare engine was sold to Viscount in November 1995. The payments on the engine finance sale note receivable from Viscount are also in default. As of March 31, 1996, the Partnership's aggregate rent, loan and interest receivable from Viscount was approximately $2.1 million. In addition, delinquent maintenance reserves and advances against future maintenance reserves due from Viscount aggregate approximately $1.0 million as of March 31, 1996 for a total of approximately $3.1 million in outstanding obligations. All payments, whether due from Viscount directly or indirectly from Nations Air, may be affected by Viscount's filing for protection under Chapter 11.

The engine finance sale note receivable, which has a balance of approximately $455,000 plus accrued interest at March 31, 1996 and December 31, 1995, is secured by the engine. The balance of the line of credit advanced to Viscount in 1994 of approximately $339,000 at March 31, 1996 and December 31, 1995, plus accrued interest, is guaranteed by certain affiliates of the principal shareholder of Viscount. An allowance for credit losses has not been provided for these notes. The Partnership has recorded an allowance for credit losses for the remaining unsecured receivable balances from Viscount for the aggregate of the unpaid rents, outstanding deferred rent balance and accrued interest of $1,120,712 and $811,131 as of March 31, 1996 and December 31, 1995,
respectively. In addition, the Partnership recorded an allowance for credit losses as of December 31, 1995 equal to the outstanding principal balance of $144,884 for the maintenance cost sharing note receivable from Viscount. Viscount's failure to perform on its financial obligations with the Partnership will have a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $146,000, which are reflected in operating expense in the Partnership's statement of operations for the three months ended March 31, 1996. The Partnership may incur maintenance, remarketing, transition and additional legal costs related to the Partnership's aircraft and engines, which cannot be estimated at this time. The outcome of Viscount's Chapter 11 proceeding cannot be predicted. A further discussion of the Viscount situation subsequent to March 31, 1996 is discussed in Note 4.


3.  Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                             Payments for
                                          Three Months Ended    Payable at
                                            March 31, 1996    March 31, 1996
                                            --------------    --------------

Aircraft Management Fees                      $  6,541          $  5,958
Out-of-Pocket Administrative Expense
   Reimbursement                                75,527            42,910
Out-of-Pocket Operating and
   Remarketing Expense Reimbursement            24,273              --
                                              --------          --------
                                              $106,341          $ 48,868
                                              ========          ========

4.  Subsequent Event

Viscount Chapter 11 Bankruptcy - On or about April 15, 1996, GE Capital Aviation Services, Inc., on behalf of the Partnership and Polaris Holding Company, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, and Polaris Aircraft Investors XVIII, First Security Bank of Utah, National Association, the owner/trustee in relation to the Partnership's aircraft, Viscount, and others executed a Compromise of Claims and Stipulation under Section 1110 of the United States Bankruptcy Code (the Compromise and Stipulation). The Compromise and Stipulation, which remains subject to court approval, is described in the Legal Proceedings section (Part II, Item 1). A hearing to consider approval of the
Compromise and Stipulation has been scheduled for May 14, 1996. The Partnership's claims for past due amounts under the aircraft leases, as well as its other claims, will be addressed under Viscount's plan of reorganization, which must be filed by June 30, 1996, and confirmed by September 30, 1996, or in accordance with bankruptcy distribution rules.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund I (the Partnership) owns a portfolio of three used Boeing 737-200 commercial jet aircraft, five spare engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The three aircraft are currently in the possession of Viscount Air Services, Inc. (Viscount) which defaulted on it's obligations to the Partnership and subsequently filed for Chapter 11 bankruptcy protection in January 1996 as discussed below. Viscount has sub-leased one of these aircraft to Nations Air Express, Inc. (Nations Air) through February 1998 as discussed below. The Partnership leased three spare engines to CanAir Cargo Ltd. (CanAir). In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. Two engines from these aircraft remain in the possession of Viscount. One additional engine from these aircraft was sold to Viscount during 1995. The Partnership has sold three aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993 and the airframe from a Boeing 737-200 aircraft in April 1995.


Partnership Operations

The Partnership recorded a net loss of $26,385, or $1.65 per limited partnership unit, for the three months ended March 31, 1996, compared to net income of $352,811 or $1.22 per unit for the same period in 1995. The decline in operating results during the first quarter of 1996, as compared to the same period in 1995, is the result of a provision for credit losses recorded by the Partnership in the first quarter of 1996 for certain rent and interest receivables from Viscount combined with legal expenses incurred during the first quarter of 1996 related to the Viscount default and Chapter 11 bankruptcy filing.

The Partnership has recorded an allowance for credit losses during the first quarter of 1996 for certain unpaid rent and accrued interest receivables from Viscount recognized during the first quarter of 1996 as a result of Viscount's default on certain obligations due the Partnership and Viscount's subsequent bankruptcy filing. The aggregate allowance for credit losses of $309,581 for these obligations is reflected as a provision for credit losses in the Partnership's statement of operations for the three months ended March 31, 1996. In addition, the Partnership recognized legal expenses of approximately $146,000 related to the Viscount default and Chapter 11 bankruptcy filing. These legal costs are included in operating expense in the Partnership's statement of operations for the three months ended March 31, 1996.


Liquidity and Cash Distributions

Liquidity - On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. All amounts, whether due from Viscount directly, or indirectly from Nations Air, may be affected by Viscount's filing for protection under Chapter 11.

As of March 31, 1996, the Partnership's aggregate rent, loan and interest receivable from Viscount was approximately $2.1 million. In addition, delinquent maintenance reserves and advances against future maintenance reserves due from Viscount aggregated approximately $1.0 million as of March 31, 1996 for a total of approximately $3.1 million in outstanding obligations. Viscount's failure to perform on its financial obligations with the Partnership will have a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $146,000 and may incur maintenance, remarketing, transition and additional legal costs related to the Partnership's aircraft and engines. A further discussion of the Viscount situation is included in the Legal Proceedings section (Part II, Item 1).

The Partnership receives maintenance reserve payments from its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $2,371,776 as of March 31, 1996.

The Partnership's cash reserve balance is being retained to cover the costs that the Partnership may incur relating to the Viscount default and bankruptcy, including additional legal costs, potential aircraft maintenance, remarketing and transition costs.

Cash Distributions - Cash distributions to limited partners were $2,530,935, or $15.00 per limited partnership unit and $1,434,196, or $8.50 per unit for the first quarters of 1996 and 1995, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the costs that will be incurred relating to the Viscount default and bankruptcy, the receipt of delinquent and current rental and loan payments from Viscount and the receipt of rental payments from CanAir.

                           Part II.  Other Information
                           ---------------------------


Item 1.   Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona. The Partnership leases three aircraft and one spare aircraft engine directly to Viscount and leases a second aircraft engine to Viscount through a joint venture with Polaris Aircraft Income Fund II. In addition, Polaris Holding Company, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, and Polaris Aircraft Investors XVIII (collectively, Polaris Entities) lease a total of seven other aircraft to Viscount. GE Capital Aviation Services, Inc. (GECAS), on behalf of the Partnership and the Polaris Entities, delivered a letter of termination to Viscount prepetition, notifying Viscount of the termination of the aircraft and engine leases. Viscount disputes the effectiveness of the termination and currently has possession of the aircraft and engines. Pursuant to various agreements between Viscount and the Polaris Entities, the aggregate outstanding obligations between Viscount and the Polaris Entities is estimated to be approximately $11.5 million, of which approximately $3.1 million represents indebtedness to the Partnership.

As of March 31, 1996, Viscount was in default under the aircraft and engine leases in the approximate aggregate amount of $1.6 million. In addition, Viscount is indebted to the Partnership under a Restructuring and Loan Agreement (Loan Agreement), dated July 20, 1994, for amounts related to a line of credit and deferred rent obligation under the leases. As of March 31, 1996, Viscount was indebted to the Partnership in the approximate amount of $339,000 on the line of credit and $528,000 on deferred rent obligations. The Partnership entered into an Aircraft Engine Sale Agreement, dated as of November 1, 1995 (Engine Sale Agreement) whereby it sold one engine to Viscount. The principal balance owing to the Partnership under the Engine Sale Agreement as of March 31, 1996 was approximately $455,000. In addition, the Partnership, Viscount and Nations Air Express, Inc. (Nations Air) entered into a cost sharing agreement, dated as of October 20, 1995 (the Sharing Agreement), whereby the parties reached certain agreements regarding, among other matters, the sharing of the cost of performing a D Check on the Partnership's aircraft subleased to Nations Air. As of March 31, 1996, Viscount was indebted to the Partnership under the Sharing Agreement in the approximate amount of $145,000. Viscount's total outstanding obligations to the Partnership as of March 31, 1996, were approximately $3.1 million.

On or about April 15, 1996, GECAS, on behalf of the Partnership and the Polaris Entities, First Security Bank of Utah, National Association, the owner/trustee in relation to the Partnership's aircraft, Viscount, and others executed a Compromise of Claims and Stipulation under Section 1110 of the United States Bankruptcy Code (the Compromise and Stipulation). The Compromise and Stipulation, which remains subject to court approval, provides, among other things, for: (i) Viscount's rejection of the lease with the joint venture between the Partnership and Polaris Aircraft Income Fund II which covers one of the Partnership's engines; (ii) Viscount's continued use of the Partnership's three aircraft (the Compromise and Stipulation does not deal with the directly-leased engine), subject to complying with the terms of the leases and the Compromise and Stipulation; (iii) Viscount's acknowledgment that the aircraft leases with the Partnership are valid leases, and that the Partnership possesses in respect of such leases the rights of a secured party or lessor under Section 1110 of the United States Bankruptcy Code; (iv) Viscount's acknowledgment and stipulation as to the amount of certain monetary defaults under the aircraft leases through March 31, 1996; (v) Viscount's agreement to resume monthly rent and maintenance reserve payments effective April 1, 1996, at the contract rates, subject to certain rent increases (as discussed below); (vi) Viscount's agreement to an increase in the per hour maintenance reserve amounts and return rate amounts under the aircraft leases, effective April 1, 1996;
(vii) an assignment from certain of Viscount's guarantors under the Loan Agreement of security interests in Viscount assets that will provide further security for Viscount's indebtedness to the Partnership under the Loan Agreement; (viii) a release by Viscount of claims against GECAS, the Partnership and the Polaris Entities; and (ix) a release by GECAS, the Partnership, and the Polaris Entities of Viscount's guarantors with respect to the Loan Agreement (the guarantor's collateral for the obligations on the line of credit are being substituted by the assignments referenced in (vii) above). The present contract rate on each of the aircraft is $40,000 per month. The Compromise and Stipulation provides for an increase in the monthly rent obligations to $50,000 commencing June 1, 1996, and to $60,000 commencing October 1, 1996, subject to Bankruptcy Court approval. The rejection of the joint venture lease will give rise to a prepetition claim in favor of the Partnership in Viscount's bankruptcy for breach of contract damages.

On April 15, 1996, pursuant to the Compromise and Stipulation, Viscount resumed payments under the aircraft leases effective April 1, 1996. The Compromise and Stipulation further provides that the Partnership may exercise its rights to take back the aircraft, if, after its approval, Viscount defaults in its obligations under the Compromise and Stipulation or the aircraft leases, subject to any right Viscount may have to cure. In addition, under the terms of the Compromise and Stipulation, the Partnership shall be entitled to immediate possession of the aircraft presently subleased to Nations Air, if such sublease is terminated. A hearing to consider approval of the Compromise and Stipulation has been scheduled for May 14, 1996. The Partnership's claims for past due amounts under the aircraft leases, as well as its other claims (including the line of credit, Engine Sale Agreement, deferred rents, engine leases, Sharing Agreement and all other amounts due the Partnership prior to April 1, 1996), will be addressed under Viscount's plan of reorganization, which must be filed by June 30, 1996, and confirmed by September 30, 1996, or in accordance with bankruptcy distribution rules.

Other Proceedings - Item 10 in Part III of the Partnership's 1995 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report, but the following new proceedings have been commenced.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris

Aircraft Income Fund III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or around February 16, 1996, a complaint entitled Henry Arwe, et al. v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about April 9, 1996, a summons and First Amended  Complaint  entitled Sara
J. Bishop, et al. v. Kidder Peabody & Co., et al., was filed in the Superior Court of the State of California, County of Sacramento, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to the Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.



Item 6.   Exhibits and Reports on Form 8-K


a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

    27. Financial Data Schedule (Filed electronically only)

b)  Reports on Form 8-K

    One report, dated January 24, 1996 on Form 8-K, was filed during the quarter ended March 31, 1996, pursuant to Item 5 of that form. No financial statements were filed as a part of that report.

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

                                    POLARIS AIRCRAFT INCOME FUND I
                                    (Registrant)
                                    By:   Polaris Investment
                                          Management Corporation,
                                          General Partner




          May 8, 1996                     By:   /S/Marc A. Meiches
- ------------------------------                  ------------------
                                                Marc A. Meiches
                                                Chief Financial Officer
                                                (principal financial officer and
                                                principal accounting officer of
                                                Polaris Investment Management
                                                Corporation, General Partner of
                                                the Registrant)