Form 10-Q
period 1996-06-30
POLARIS AIRCRAFT INCOME FUND I
filed 1996-08-12
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------


                                    FORM 10-Q


                           ---------------------------




           _X_QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

           ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

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



                                 Yes _X_ No ___









                       This document consists of 16 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended June 30, 1996




                                      INDEX



Part I.       Financial Information                                      Page

         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1996 and
                  December 31, 1995...................................... 3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 1996 and 1995........................... 4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1995
                  and Six Months Ended June 30, 1996..................... 5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1996 and 1995........................... 6

              e)  Notes to Financial Statements.......................... 7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..... 12



Part II.      Other Information

         Item 1.      Legal Proceedings................................. 14

         Item 6.      Exhibits and Reports on Form 8-K.................. 15

         Signature    .................................................. 16

                          Part 1. Financial Information

Item 1.       Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     June 30,      December 31,
                                                       1996           1995
                                                       ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 8,617,375    $ 9,807,315

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of
   $1,106,459 in 1996 and $811,131 in 1995              14,956         32,863

NOTES RECEIVABLE, net of allowance for
   credit losses of $144,884 in 1996 and 1995          972,282      1,040,505

AIRCRAFT, net of accumulated depreciation of
   $19,795,097 in 1996 and $19,166,733 in 1995       4,779,752      5,408,116
                                                   -----------    -----------

                                                   $14,384,365    $16,288,799
                                                   ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    68,778    $    51,757

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                         323,081         98,410

LESSEE SECURITY DEPOSITS                               145,925        145,925

MAINTENANCE RESERVES                                 2,662,815      2,165,714
                                                   -----------    -----------

        Total Liabilities                            3,200,599      2,461,806
                                                   -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (616,737)      (590,280)
   Limited Partners, 168,729 units
      issued and outstanding                        11,800,503     14,417,273
                                                   -----------    -----------

        Total Partners' Capital                     11,183,766     13,826,993
                                                   -----------    -----------

                                                   $14,384,365    $16,288,799
                                                   ===========    ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                             --------             --------

                                         1996      1995       1996       1995
                                         ----      ----       ----       ----
REVENUES:
   Rent from operating leases         $ 480,000 $ 503,400 $  988,900 $1,012,650
   Interest                             113,517   141,046    238,310    260,344
   Gain on sale of aircraft inventory   103,050     -        256,770      -
   Other                                 14,565     -         14,565    111,995
                                      --------- --------- ---------- ----------

           Total Revenues               711,132   644,446  1,498,545  1,384,989
                                      --------- --------- ---------- ----------

EXPENSES:
   Depreciation                         314,182   195,294    628,364    505,588
   Management fees to general partner    24,000    25,171     34,500     50,633
   Provision for credit losses            -         -        309,581      -
   Operating                            127,920    20,400    276,350     34,095
   Administration and other              49,722    42,982     80,827     81,263
                                      --------- --------- ---------- ----------

           Total Expenses               515,824   283,847  1,329,622    671,579
                                      --------- --------- ---------- -----------

NET INCOME                            $ 195,308 $ 360,599 $  168,923 $  713,410
                                      ========= ========= ========== ==========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER             $   1,954 $   3,606 $  254,758 $  150,539
                                      ========= ========= ========== ==========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                $ 193,354 $ 356,993 $  (85,835)$  562,871
                                      ========= ========= ========== ==========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                   $    1.15 $    2.12 $    (0.50)$     3.34
                                      ========= ========= ========== ==========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                           Year Ended December 31, 1995 and
                                            Six Months Ended June 30, 1996
                                            ------------------------------

                                        General        Limited
                                        Partner        Partners        Total
                                        -------        --------        -----

Balance, December 31, 1994            $(578,793)    $ 15,553,044   $ 14,974,251

   Net income                           147,868          298,425        446,293

   Cash distributions to partners      (159,355)      (1,434,196)    (1,593,551)
                                      ---------     ------------   ------------

Balance, December 31, 1995             (590,280)      14,417,273     13,826,993

   Net income (loss)                    254,758          (85,835)       168,923

   Cash distributions to partners      (281,215)      (2,530,935)    (2,812,150)
                                      ---------     ------------    -----------

Balance, June 30, 1996                $(616,737)    $ 11,800,503    $11,183,766
                                      =========     ============    ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                       -------------------------

                                                           1996         1995
                                                           ----         ----
OPERATING ACTIVITIES:
   Net income                                          $  168,923   $  713,410
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                        628,364      505,588
      Net provision for credit losses                     295,328        -
      Changes in operating assets and liabilities:
        Decrease (increase) in rent and
         other receivables                               (277,421)     178,527
        Decrease in payable to affiliates                  17,021      226,891
        Increase (decrease) in accounts payable
         and accrued liabilities                          224,671       (1,963)
        Increase in lessee security deposits                -           20,925
        Increase in maintenance reserves                  497,101      548,963
                                                       ----------   ----------

           Net cash provided by operating activities    1,553,987    2,192,341
                                                       ----------   ----------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                           -          300,000
   Principal payments on note receivable                   68,223       71,634
   Increase in aircraft capitalized costs                   -         (244,000)
   Net proceeds from sale of aircraft inventory             -          376,966
                                                       ----------   ----------

           Net cash provided by investing activities       68,223      504,600
                                                       ----------   ----------

FINANCING ACTIVITIES:
   Cash distributions to partners                      (2,812,150)  (1,593,551)
                                                       ----------   ----------

           Net cash used in financing activities       (2,812,150)  (1,593,551)
                                                       ----------   ----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                         (1,189,940)   1,103,390

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                 $9,807,315    7,486,952
                                                       ----------   ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       $8,617,375   $8,590,342
                                                       ==========   ==========

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

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The carrying value of the maintenance cost-sharing note receivable from Nations Air Express, Inc. (Nations Air), as discussed in Note 4, approximates its estimated fair value. The carrying value of the engine finance note receivable from Viscount Air Services, Inc. (Viscount) discussed in Note 2 approximates the estimated fair value of the collateral. The carrying value of the line of credit note receivable from Viscount, which is secured by certain of Viscount's trade receivables and spare parts as discussed in Note 2, approximates its estimated fair value. The carrying value of the rents receivable and maintenance cost sharing note receivable from Viscount is zero due to a recorded allowance for credit losses equal to the balance of these outstanding amounts. As of June 30, 1996 and December 31, 1995, the estimated fair value of these receivables from Viscount were also zero.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first two quarters of 1996.


2.    Viscount Default and Bankruptcy Filing

The Partnership leases its three aircraft to Viscount. Viscount sub-leased one of the Partnership's aircraft to Nations Air through February 1998. The lease of one spare aircraft engine to Viscount expired in June 1996 and the engine was returned to the Partnership. The lease of a second aircraft engine to Viscount through a joint venture with Polaris Aircraft Income Fund II was rejected by Viscount as discussed below. Viscount is currently in possession of and is operating the rejected engine on another aircraft in Viscount's fleet. In addition, Polaris Holding Company, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, and Polaris Aircraft Investors XVIII (collectively, Polaris Entities) lease a total of seven other aircraft to Viscount.

As discussed in the Form 10-K, in July 1994, the Partnership entered into a Restructuring and Loan Agreement (Loan Agreement) with Viscount. During 1995, the Partnership had been in discussions with Viscount to restructure additional existing financial obligations of Viscount to the Partnership. Viscount subsequently defaulted on its financial obligations to the Partnership and on December 13, 1995, the Partnership issued a notice of default to Viscount. On January 9, 1996, Viscount was notified that the Partnership had elected to terminate the leases and the Partnership demanded return of the aircraft. Viscount disputed these lease terminations. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Payments from Nations Air for the sub-leased aircraft continue to be paid directly to the Partnership.

On or about April 15, 1996, GE Capital Aviation Services, Inc. (GECAS), on behalf of the Partnership, the Polaris Entities, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee in relation to the Partnership's aircraft, Viscount, and others executed a Compromise of Claims and Stipulation under
Section 1110 of the United States Bankruptcy Code (the Compromise and Stipulation), which was approved by the Bankruptcy Court on May 14, 1996. The Compromise and Stipulation provides, among other things, for: (i) Viscount's rejection of the lease with the joint venture between the Partnership and Polaris Aircraft Income Fund II which covers one of the Partnership's engines;
(ii) Viscount's continued use of the Partnership's three aircraft (the Compromise and Stipulation does not address the directly-leased engine), subject to complying with the terms of the leases and the Compromise and Stipulation;
(iii) Viscount's acknowledgment that the aircraft leases with the Partnership are valid leases, and that the Partnership possesses in respect of such leases the rights of a secured party or lessor under Section 1110 of the United States Bankruptcy Code; (iv) Viscount's acknowledgment and stipulation as to the amount of certain monetary defaults under the aircraft leases through March 31, 1996;
(v) Viscount's agreement to resume monthly rent and maintenance reserve payments effective April 1, 1996, at the contract rates, subject to certain rent increases (as discussed below); (vi) Viscount's agreement to an increase in the per hour maintenance reserve amounts and return rate amounts under the aircraft leases, effective April 1, 1996; (vii) an assignment from certain of Viscount's guarantors under the Loan Agreement of security interests in Viscount assets that will provide further security for Viscount's indebtedness to the Partnership under the Loan Agreement; (viii) a release by Viscount of claims against GECAS, the Partnership and the Polaris Entities; and (ix) a release by GECAS, the Partnership, and the Polaris Entities of Viscount's guarantors with respect to the Loan Agreement (the guarantor's collateral for the obligations on the line of credit are being substituted by the assignments referenced in (vii) above). The Compromise and Stipulation provides for an increase in the per aircraft monthly rent obligations due to the Partnership from the original $40,000 per month to $50,000 commencing June 1, 1996, and to $60,000 commencing October 1, 1996. The rejection of the joint venture lease will give rise to a prepetition claim in favor of the Partnership in Viscount's bankruptcy for breach of contract damages.

On April 15, 1996, pursuant to the Compromise and Stipulation, Viscount resumed payments under the aircraft leases effective April 1, 1996. The Compromise and Stipulation further provides that the Partnership may exercise its rights to take back the aircraft, if, after its approval, Viscount defaults in its obligations under the Compromise and Stipulation or the aircraft leases, subject to any right Viscount may have to cure. In addition, under the terms of the Compromise and Stipulation, the Partnership shall be entitled to immediate possession of the aircraft presently subleased to Nations Air, if such sublease is terminated. Since the approval of the Compromise and Stipulation, Viscount on several occasions has defaulted in the timely performance of certain monetary obligations, but has cured such default within the specified grace period.

The Partnership's claims for amounts under the aircraft leases due prior to April 1, 1996, as well as its other claims (including the Loan Agreement line of credit, engine finance sale agreement, deferred rents, engine leases, maintenance cost-sharing agreement and all other amounts due the Partnership prior to April 1, 1996), are addressed under Viscount's proposed plan of reorganization, which was filed with the Bankruptcy Court on July 1, 1996 as discussed in Part II, Item 1, and must be confirmed by September 30, 1996, pursuant to the Compromise and Stipulation.

As of June 30, 1996, the Partnership's aggregate rent, loan and interest receivable from Viscount was approximately $2.0 million. In addition, delinquent maintenance reserves and advances against future maintenance reserves due from Viscount aggregate approximately $1.0 million as of June 30, 1996 for a total of approximately $3.0 million in outstanding obligations. All payments, whether due from Viscount directly or indirectly from Nations Air, may be affected by Viscount's filing for protection under Chapter 11.

The engine finance sale note receivable, which has a balance of approximately $455,000 plus accrued interest at June 30, 1996 and December 31, 1995, is secured by the engine. The balance of the Loan Agreement line of credit advanced to Viscount in 1994 of approximately $339,000 at June 30, 1996 and December 31, 1995, plus accrued interest, is secured by certain of Viscount's trade receivables and spare parts. An allowance for credit losses has not been provided for these notes. The Partnership has recorded an allowance for credit losses for the remaining unsecured receivable balances from Viscount for the aggregate of the unpaid rents, outstanding deferred rent balance and accrued interest of $1,106,459 and $811,131 as of June 30, 1996 and December 31, 1995,
respectively. In addition, the Partnership recorded an allowance for credit losses as of December 31, 1995 equal to the outstanding principal balance of $144,884 for the maintenance cost sharing note receivable from Viscount. The Compromise and Stipulation provides that the engine finance sale note may be assumed by certain affiliates of Viscount.

Viscount's failure to perform on its financial obligations with the Partnership has a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $272,000, which are reflected in operating expense in the Partnership's statement of operations for the six months ended June 30, 1996. The Partnership may incur maintenance, remarketing, transition and additional legal costs related to the Partnership's aircraft and engines, which cannot be estimated at this time. The outcome of Viscount's Chapter 11 proceeding cannot be predicted.


3.    CanAir Cargo Ltd. (CanAir) Payment Deferral

CanAir has been allowed to defer certain rent and maintenance reserve payments due the Partnership. The deferred rents, which aggregated $60,000, and the deferred maintenance reserve payments, which aggregated approximately $50,000, are being repaid by CanAir with interest at a rate of 11.25% per annum through May 1997. The Partnership has received all scheduled deferred payments from CanAir through June 30, 1996.


4.    Nations Air Note Receivable

As discussed in the Form 10-K, the Partnership and Nations Air agreed to share in the cost of certain maintenance work on the aircraft sub-leased by Nations Air. The Partnership loaned Nations Air its portion of the maintenance cost of $264,108 to be repaid in twelve monthly installments, with interest at a variable rate, beginning in November 1995. As of June 30, 1996, Nations Air was four months delinquent on its maintenance cost-sharing note payments to the Partnership. The Partnership currently classifies this note receivable as impaired due to this payment delinquency. However, the Partnership believes that this note is fully collectible and has not recorded any allowance for credit losses for this note. As of June 30, 1996, the balance of the note receivable was $177,374.


5.    Disassembly of Aircraft

As discussed in the Form 10-K, certain of the Partnership's aircraft were disassembled and their component parts were sold. Net proceeds received by the Partnership from the sale of these component parts were applied against aircraft inventory until 1995 when the book value of the inventory was fully recovered. Net proceeds of $103,050 and $256,770 received during the three and six months ended June 30, 1996, respectively, were recorded as gain on sale of aircraft inventory.

6.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:
                                                Payments for
                                             Three Months Ended    Payable at
                                                June 30, 1996     June 30, 1996
                                                -------------     -------------

Aircraft Management Fees                          $ 13,912          $ 16,047

Out-of-Pocket Administrative Expense
    Reimbursement                                   39,780            49,703

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement                -                 3,028
                                                  --------          --------

                                                  $ 53,692          $ 68,778
                                                  ========          ========


7.    Subsequent Event

On July 1, 1996, Viscount filed its bankruptcy disclosure statement and proposed plan of reorganization, which sets forth Viscount's proposed treatment for restructuring and satisfying the claims of all of its creditors. The plan of reorganization contemplates a capital investment of between $2.5 million and $9 million from an outside source. A hearing date of August 29, 1996 has been set to consider the sufficiency of disclosure contained in the disclosure statement; however, counsel for Viscount has indicated that Viscount likely will amend the disclosure statement and plan prior to any such hearing. The Partnership is presently evaluating the disclosure statement and plan.

On July 12, 1996, GECAS and FSB filed a motion in Viscount's bankruptcy case to recover the Partnership's engine leased in connection with the joint venture between the Partnership and Polaris Aircraft Income Fund II. GECAS and FSB assert that the engine should have been delivered to FSB pursuant to the Compromise Order. Viscount alleges that it cannot return the engine without impairing its operations and has no legal obligation to do so. A hearing has been scheduled for August 29, 1996 to consider the motion of GECAS and FSB to recover the engine. Pending the hearing, Viscount has agreed to pay the Partnership $10,000 for the use of the engine during the month of August, and will continue to pay maintenance reserves pursuant to the lease terms. Discussions are proceeding with Viscount in an effort to resolve these issues prior to the scheduled hearing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund I (the Partnership) owns a portfolio of three used Boeing 737-200 commercial jet aircraft, five spare engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The three aircraft are leased to Viscount Air Services, Inc. (Viscount) which defaulted on it's obligations to the Partnership and subsequently filed for Chapter 11 bankruptcy protection in January 1996 as discussed below. Viscount has sub-leased one of these aircraft to Nations Air Express, Inc. (Nations Air) through February 1998. The Partnership leased three spare engines to CanAir Cargo Ltd. (CanAir). In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. One engine, which was leased to Viscount through June 1996, was returned to the Partnership in May 1996 and is currently being remarketed for sale. Viscount rejected the lease of a second engine but has not returned the engine to the Partnership. One additional engine from these aircraft was sold to Viscount during 1995. The Partnership has sold three aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993 and the airframe from a Boeing 737-200 aircraft in April 1995.


Partnership Operations

The Partnership recorded net income of $195,308 or $1.15 per limited partnership unit, for the three months ended June 30, 1996, compared to net income of $360,599 or $2.12 per unit for the same period in 1995. The Partnership recorded net income of $168,923, or an allocated net loss of $0.50 per limited partnership unit, for the six months ended June 30, 1996, compared to net income of $713,410 or $3.34 per unit for the same period in 1995. The decline in operating results during the three and six months ended June 30, 1996, as compared to the same periods in 1995, is primarily the result of a provision for credit losses which was recorded by the Partnership in the first quarter of 1996 for certain rent and interest receivables from Viscount combined with legal expenses incurred during the first two quarters of 1996 related to the Viscount default and Chapter 11 bankruptcy filing.

The Partnership recorded an allowance for credit losses during the first quarter of 1996 for certain unpaid rent and accrued interest receivables from Viscount recognized during the first quarter of 1996 as a result of Viscount's default on certain obligations due the Partnership and Viscount's subsequent bankruptcy filing. The aggregate allowance for credit losses of $309,581 for these obligations is reflected as a provision for credit losses in the Partnership's statement of operations for the six months ended June 30, 1996. In addition, the Partnership recognized legal expenses of approximately $272,000 related to the Viscount default and Chapter 11 bankruptcy filing. These legal costs are included in operating expense in the Partnership's statement of operations for the six months ended June 30, 1996.


Liquidity and Cash Distributions

Liquidity - As discussed in Note 2 to the financial  statements  and in Part II,
Item 1, the Compromise and Stipulation agreement with Viscount obligates Viscount to make payments for rents and maintenance reserves under each of the Partnership's aircraft leases with Viscount. Since the approval of the Compromise and Stipulation, Viscount on several occasions has defaulted in the timely performance of certain monetary obligations, but has cured such default within the specified grace period. As of June 30, 1996, the Partnership's aggregate rent, loan and interest receivable from Viscount was approximately $2.0 million. In addition, delinquent maintenance reserves and advances against future maintenance reserves due from Viscount aggregated approximately $1.0 million as of June 30, 1996 for a total of approximately $3.0 million in outstanding obligations. Viscount's failure to perform on its financial obligations with the Partnership has a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs during 1996 and may incur maintenance, remarketing, transition and additional legal costs related to the Partnership's aircraft and engines, which cannot be estimated at this time. The outcome of Viscount's Chapter 11 proceeding cannot be predicted.

The Partnership receives maintenance reserve payments from its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $2,662,815 as of June 30, 1996.

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

                           Part II. Other Information


Item 1.        Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1996, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - On April 15, 1996, GE Capital Aviation Services, Inc. (GECAS), as agent for the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount, certain guarantors of Viscount's indebtedness and others executed that certain Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation), the key terms of which as they affect the Partnership were disclosed in the Partnership's Form 10-Q for the period ended March 31, 1996. On May 14, 1996, the Bankruptcy Court entered its Order Granting Debtor's Motion: (1) To Approve and Authorize Compromise and Settlement; (2) To Approve Section 1110 Stipulation; (3) To Authorize Post-Petition Financing; and (4) To Approve Rejection of an Aircraft Lease (Compromise Order), approving the Compromise and Stipulation. The Compromise and Stipulation obligates Viscount to make payments for rents and maintenance reserves under each of the Partnership's aircraft leases with Viscount. Since the approval of the Compromise and Stipulation, Viscount on a number of occasions has defaulted in the timely performance of its weekly monetary obligations, but has always cured such defaults within the specified grace period.

The Compromise Order authorized Viscount to reject its lease with Polaris Aircraft Income Fund II of the aircraft bearing registration no. N306VA (306 Aircraft). Notwithstanding Viscount's rejection of the 306 Aircraft lease, Viscount continues to possess and use the Partnership's engine that was placed on the 306 Aircraft pursuant to a joint venture between the Partnership and Polaris Aircraft Income Fund II. On July 12, 1996, GECAS and FSB, as the owner/trustee of the 306 Aircraft, filed a motion in Viscount's bankruptcy case to recover the engines and parts leased in connection with the 306 Aircraft. GECAS and FSB assert that these engines and parts should have been delivered to FSB pursuant to the Compromise Order. Viscount alleges that it cannot return the engines and parts without impairing its operations and has no legal obligation to do so. A hearing has been scheduled for August 29, 1996 to consider the motion of GECAS and FSB to recover the engine. Pending the hearing, Viscount has agreed to pay the Partnership $10,000 for the use of the engine during the month of August, and will continue to pay maintenance reserves pursuant to the lease terms. Discussions are proceeding with Viscount in an effort to resolve these issues prior to the scheduled hearing.

On July 1, 1996, Viscount filed its bankruptcy disclosure statement and proposed plan of reorganization, which sets forth Viscount's proposed treatment for restructuring and satisfying the claims of all of its creditors. The plan of reorganization contemplates a capital investment of between $2.5 million and $9 million from an outside source. A hearing date of August 29, 1996 has been set to consider the sufficiency of disclosure contained in the disclosure statement; however, counsel for Viscount has indicated that Viscount likely will amend the disclosure statement and plan prior to any such hearing. The Partnership is presently evaluating the disclosure statement and plan and has had preliminary discussions with Viscount concerning the Partnership's claims, including a possible return of aircraft.

Other Proceedings - Item 10 in Part III of the Partnership's  1995 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1996 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

Bishop v. Kidder Peabody & Co., Incorporated et al. - On June 18, 1996, defendants filed a motion to transfer venue from Sacramento to San Francisco County. The Court subsequently denied the motion.

Weisl et al. v. Polaris Holding Company et al. - On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiffs' claims.

In re Prudential Securities Inc. Limited Partnerships Litigation - On June 5, 1996, the Court certified a class with respect to claims against Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, and Polaris Securities Corporation. The class is comprised of all investors who purchased securities in any of Polaris Aircraft Income Funds I through VI during the period from January 1985 until January 29, 1991, regardless of which brokerage firm the investor purchased from. Excepted from the class are those investors who settled in the SEC/Prudential settlement or otherwise opted for arbitration pursuant to the settlement and any investor who has previously released the Polaris defendants through any other settlement. On June 10, 1996, the Court issued an opinion denying summary judgment to Polaris on plaintiffs' Section 1964(c) and (d) RICO claims and state causes of action, and granting summary judgment to Polaris on plaintiffs' 1964(a) RICO claims and the New Jersey State RICO claims. On August 5, 1996, the Court signed an order providing for notice to be given to the class members. The case has been set for trial on November 11, 1996.



Item 6.        Exhibits and Reports on Form 8-K


a)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      27.  Financial Data Schedule (Filed electronically only)

b)    Reports on Form 8-K

      None.

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

                                  POLARIS AIRCRAFT INCOME FUND I
                                  (Registrant)
                                  By:   Polaris Investment
                                        Management Corporation,
                                        General Partner




          August 8, 1996                By:     /S/Marc A. Meiches
- ---------------------------------               --------------------------------
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