Form 10-Q
period 1996-09-30
POLARIS AIRCRAFT INCOME FUND I
filed 1996-11-14
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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



                            Yes _X_               No ___









                       This document consists of 16 pages.

                         POLARIS AIRCRAFT INCOME FUND I

          FORM 10-Q - For the Quarterly Period Ended September 30, 1996




                                      INDEX



Part I.    Financial Information                                        Page

        Item 1.   Financial Statements

           a)  Balance Sheets - September 30, 1996 and
               December 31, 1995..........................................3

           b)  Statements of Operations - Three and Nine Months
               Ended September 30, 1996 and 1995..........................4

           c)  Statements of Changes in Partners' Capital
               (Deficit) - Year Ended December 31, 1995
               and Nine Months Ended September 30, 1996...................5

           d)  Statements of Cash Flows - Nine Months
               Ended September 30, 1996 and 1995..........................6

           e)  Notes to Financial Statements..............................7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........12



Part II.   Other Information

        Item 1.   Legal Proceedings......................................14

        Item 5.   Other Information......................................15

        Item 6.   Exhibits and Reports on Form 8-K.......................15

        Signature .......................................................16

                          Part 1. Financial Information
                          -----------------------------

Item 1.    Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,  December 31,
                                                        1996           1995
                                                        ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $  9,733,727    $  9,807,315

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of $0 in 1996 and
   $811,131 in 1995                                      44,774          32,863

NOTES RECEIVABLE, net of  allowance for
   credit losses of $144,884 in 1995                    633,222       1,040,505

AIRCRAFT, net of accumulated depreciation of
   $20,109,279 in 1996 and $19,166,733 in 1995        4,465,570       5,408,116
                                                   ------------    ------------

                                                   $ 14,877,293    $ 16,288,799
                                                   ============    ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $     51,906    $     51,757

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                          416,525          98,410

LESSEE SECURITY DEPOSITS                                 70,925         145,925

MAINTENANCE RESERVES                                  3,294,841       2,165,714
                                                   ------------    ------------

       Total Liabilities                              3,834,197       2,461,806
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                     (618,144)       (590,280)
   Limited Partners, 168,729 units
     issued and outstanding                          11,661,240      14,417,273
                                                   ------------    ------------

       Total Partners' Capital                       11,043,096      13,826,993
                                                   ------------    ------------

                                                   $ 14,877,293    $ 16,288,799
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                           POLARIS AIRCRAFT INCOME FUND I

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                       Three Months Ended         Nine Months Ended
                                           September 30,            September 30,
                                           -------------            -------------

                                        1996         1995         1996         1995
                                        ----         ----         ----         ----
REVENUES:
  Rent from operating leases        $   475,000  $   540,800  $ 1,463,900  $ 1,553,450
  Interest                              126,711      157,648      365,021      417,992
  Claims related to lessee defaults        --        400,000         --        409,698
  Gain on sale of aircraft inventory     89,738         --        346,508         --
  Other                                     468         --         15,033      102,297
                                    -----------  -----------  -----------  -----------

         Total Revenues                 691,917    1,098,448    2,190,462    2,483,437
                                    -----------  -----------  -----------  -----------

EXPENSES:
  Depreciation                          314,182      195,294      942,546      700,882
  Management fees to general partner     24,337       27,039       58,837       77,672
  Provision for credit losses           354,019         --        663,600         --
  Operating                             104,698      500,314      381,048      534,409
  Administration and other               35,351       36,740      116,178      118,003
                                    -----------  -----------  -----------  -----------

         Total Expenses                 832,587      759,387    2,162,209    1,430,966
                                    -----------  -----------  -----------  -----------

NET INCOME (LOSS)                   $  (140,670) $   339,061  $    28,253  $ 1,052,471
                                    ===========  ===========  ===========  ===========

NET INCOME (LOSS) ALLOCATED
  TO THE GENERAL PARTNER            $    (1,407) $     3,391  $   253,351  $   153,930
                                    ===========  ===========  ===========  ===========

NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS               $  (139,263) $   335,670  $  (225,098) $   898,541
                                    ===========  ===========  ===========  ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                  $     (0.83) $      1.99  $     (1.33) $      5.33
                                    ===========  ===========  ===========  ===========


           The accompanying notes are an integral part of these statements.

                                            4

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1995 and
                                       Nine Months Ended September 30, 1996
                                       ------------------------------------

                                       General        Limited
                                       Partner        Partners         Total
                                       -------        --------         -----

Balance, December 31, 1994         $   (578,793)   $ 15,553,044    $ 14,974,251

  Net income                            147,868         298,425         446,293

  Cash distributions to partners       (159,355)     (1,434,196)     (1,593,551)
                                   ------------    ------------    ------------

Balance, December 31, 1995             (590,280)     14,417,273      13,826,993

  Net income (loss)                     253,351        (225,098)         28,253

  Cash distributions to partners       (281,215)     (2,530,935)     (2,812,150)
                                   ------------    ------------    ------------

Balance, September 30, 1996        $   (618,144)   $ 11,661,240    $ 11,043,096
                                   ============    ============    ============

        The accompanying notes are an integral part of these statements.

                              POLARIS AIRCRAFT INCOME FUND I

                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                              Nine Months Ended September 30,
                                                              -------------------------------

                                                                    1996             1995
                                                                    ----             ----
OPERATING ACTIVITIES:
   Net income                                                  $     28,253     $  1,052,471
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                                   942,546          700,882
     Net provision for credit losses                               (471,908)            --
     Changes in operating assets and liabilities:
       Decrease in rent and other receivables                       799,220          232,025
       Increase (decrease) in payable to affiliates                     149          (25,682)
       Increase in accounts payable and accrued liabilities         318,115          490,403
       Increase (decrease) in lessee security deposits              (75,000)          20,925
       Increase in maintenance reserves                           1,129,127          996,363
                                                               ------------     ------------

         Net cash provided by operating activities                2,670,502        3,467,387
                                                               ------------     ------------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                                      --            300,000
   Principal payments on note receivable                             68,060          116,288
   Increase in aircraft capitalized costs                              --           (244,000)
   Net proceeds from sale of aircraft inventory                        --            482,836
                                                               ------------     ------------

         Net cash provided by investing activities                   68,060          655,124
                                                               ------------     ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                                (2,812,150)      (1,593,551)
                                                               ------------     ------------

         Net cash used in financing activities                   (2,812,150)      (1,593,551)
                                                               ------------     ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                                      (73,588)       2,528,960

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            9,807,315        7,486,952
                                                               ------------     ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $  9,733,727     $ 10,015,912
                                                               ============     ============

              The accompanying notes are an integral part of these statements.

                                              6

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund I's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q (Form 10-Q) and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1995, 1994, and 1993 included in the Partnership's 1995 Annual Report to the SEC on Form 10-K (Form 10-K).

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

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The carrying value of the maintenance cost-sharing note receivable from Nations Air Express, Inc. (Nations Air), as discussed in Note 4, approximates its estimated fair value. The carrying value of the engine finance sale note receivable discussed in Note 2 approximates the estimated fair value of the collateral.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of January 1,

1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first three quarters of 1996.


2.   Viscount Air Services, Inc. (Viscount) Default and Bankruptcy Filing

On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. In April 1996, GE Capital Aviation Services, Inc. (GECAS), on behalf of the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount (the Leases), Viscount, certain guarantors of Viscount's indebtedness and others executed in April 1996 a Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation), which was subsequently approved by the Bankruptcy Court. The Compromise and Stipulation provided that in the event that Viscount failed to promptly and timely perform its monetary obligations under the Leases and the Compromise and Stipulation, without further order of the Bankruptcy Court, GECAS would be entitled to immediate possession of the aircraft for which Viscount failed to perform and Viscount would deliver such aircraft and all records related thereto to GECAS.

GECAS agreed to a rescheduling of Viscount's September 1996 rent obligations to allow Viscount to make a 25% payment on September 3, 1996, with any defaults to be cured on or before September 6, 1996. The remainder of the rents and all maintenance reserve obligations were to be paid on September 10, 1996, with any defaults to be cured on or before September 13, 1996. Viscount agreed to the proposed cure dates and waived any requirement for a notice of default to be sent. Viscount failed to make the rent and maintenance reserve payments on September 10, 1996 and asserted that it was entitled to various credits and offsets with respect to such obligations. GECAS disputed Viscount's assertions and notified Viscount that it was in default under the Leases and the Compromise and Stipulation. On September 18, 1996, GECAS (on behalf of the Partnership, Polaris Holding Company, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV and Polaris Aircraft Investors XVIII) (collectively, the Polaris Entities) and Viscount entered into a Stipulation and Agreement (the Stipulation and Agreement) by which Viscount agreed to voluntarily return all of the Polaris Entities' aircraft and engines, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Polaris Entities would waive their pre- and post-petition claims against Viscount for amounts due and unpaid.

The Stipulation and Agreement provides that upon the return and surrender of possession of the Partnership's three airframes and eight engines (two of which were spare engines), Viscount's rights and interests therein shall terminate. As of September 13, 1996, Viscount had returned (or surrendered possession of) two of the Partnership's airframes and seven of the Partnership's engines. One of the returned airframes (together with one installed engine) is currently in the possession of and being operated by Nations Air, with whom the Partnership is currently negotiating the terms of a potential direct lease. Six of the seven returned engines are in the possession of certain maintenance facilities and will require maintenance work in order to be made operable. Viscount returned the Partnership's remaining airframe and one installed engine on October 1, 1996, as discussed in Note 7.

GECAS, on behalf of the Polaris Entities, is evaluating the spare parts inventory to which Viscount relinquished possession in order to determine its condition and value, the portion allocable to the Partnership, and the Partnership's alternatives for the use and/or disposition of such parts. A significant portion of the spare parts inventory is currently in the possession of third party maintenance and repair facilities with whom GECAS anticipates that it will need to negotiate for the repair and/or return of these parts.

The Stipulation and Agreement also provides that the Polaris Entities, GECAS and FSB shall release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court approved the Stipulation and Agreement on October 23, 1996 as discussed in Note 7.

Viscount's affiliates, Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc., assumed Viscount's engine finance sale note to the Partnership as provided under the Compromise and Stipulation. Payments are scheduled to begin October 31, 1996. The note balance was $455,685 plus accrued interest at September 30, 1996 and December 31, 1995.

As discussed in the Partnership's June 30, 1996 Form 10-Q, the Partnership recorded allowances for credit losses of approximately $1.25 million for the aggregate unsecured receivables from Viscount. The line of credit, which was advanced to Viscount in 1994, was, in accordance with the Compromise and Stipulation, secured by certain of Viscount's trade receivables and spare parts. The Stipulation and Agreement releases the Partnership's claim against Viscount's trade receivables. As a result, the Partnership recorded an additional allowance for credit losses of approximately $354,000 during the third quarter of 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount.

The Partnership has evaluated the condition of the returned equipment and current market conditions in order to determine the cost of placing such equipment in airworthy condition and to determine whether such equipment should be marketed for sale or re-lease. The Partnership estimates that very substantial maintenance and refurbishment costs will be required with respect to the re-lease of any equipment returned to the Partnership. To remarket all of the three aircraft for re-lease, maintenance and refurbishment costs may well exceed an estimated $3.2 million. A portion of these costs would likely be paid from the Partnership's current maintenance reserves. The balance would likely be paid from the Partnership's cash reserves and would be capitalized or expensed. Alternatively, with respect to a sale of any of the Partnership's equipment, such sale would likely be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. As noted above, the Partnership is currently negotiating with Nations Air the terms of a potential direct lease of the Partnership's aircraft Nations Air is currently operating. The Partnership estimates that a sale of the remaining two aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership.

Viscount's failure to perform its financial obligations to the Partnership has had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $375,000, which are reflected in operating expense in the Partnership's statement of operations for the nine months ended September 30, 1996.

3.   CanAir Cargo Ltd. (CanAir) Payment Deferral

CanAir has been allowed to defer certain rent and maintenance reserve payments due the Partnership. The deferred rents, which aggregated $60,000, and the deferred maintenance reserve payments, which aggregated approximately $50,000, are being repaid by CanAir with interest at a rate of 11.25% per annum through May 1997. The Partnership has received all scheduled deferred payments from CanAir through September 30, 1996.


4.   Nations Air Note Receivable

As discussed in the Form 10-K, the Partnership and Nations Air agreed to share in the cost of certain maintenance work on the aircraft formerly sub-leased by Nations Air. The Partnership loaned Nations Air its portion of the maintenance cost of $264,108 to be repaid in twelve monthly installments, with interest at a variable rate, beginning in November 1995. As of September 30, 1996, Nations Air was five months delinquent on its maintenance cost-sharing note payments to the Partnership. The balance of the note, which was due in full in October 1996, has not currently been paid by Nations Air as discussed in Note 7. The Partnership currently classifies this note receivable as impaired due to this payment delinquency. However, the Partnership believes that, as of September 30, 1996, this note is collectible and has not recorded any allowance for credit losses for this note. As of September 30, 1996, the balance of the note receivable was $177,537 plus accrued interest.


5.   Disassembly of Aircraft

As discussed in the Form 10-K, certain of the Partnership's aircraft were disassembled and their component parts were sold. Net proceeds received by the Partnership from the sale of these component parts were applied against aircraft inventory until 1995 when the book value of the inventory was fully recovered. Net proceeds of $89,738 and $346,508 received during the three and nine months ended September 30, 1996, respectively, were recorded as gain on sale of aircraft inventory.


6.   Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                          Payments for the
                                          Three Months Ended      Payable at
                                          September 30, 1996  September 30, 1996
                                          ------------------  ------------------

Aircraft Management Fees                       $ 61,161           $  1,484
Out-of-Pocket Administrative Expense
   Reimbursement                                169,855             49,450
Out-of-Pocket Operating and
   Remarketing Expense Reimbursement             28,311                972
                                               --------           --------

                                               $259,327           $ 51,906
                                               ========           ========

7.   Subsequent Events

Viscount Stipulation and Agreement - As discussed in Note 2, Viscount returned the one remaining Partnership airframe and one installed engine on October 1, 1996 pursuant to the Stipulation and Agreement. On October 23, 1996, the Bankruptcy Court approved the Stipulation and Agreement. The Partnership is currently negotiating with Nations Air the terms of a potential direct lease of the Partnership's aircraft Nations Air is currently operating. The Partnership is currently remarketing the remaining two aircraft and spare engines for sale.

Nations Air Payment Delinquency - As discussed in Note 4, as of September 30, 1996, Nations Air was five months delinquent on its maintenance cost-sharing monthly note payments to the Partnership. In addition, a balloon payment of approximately $82,000, which was due on October 1, 1996 has not currently been paid by Nations Air.

Under the prior Nations Air sublease with Viscount, Nations Air paid rent and maintenance reserve payments directly to the Partnership. These payments continued through September 1996. Nations Air has not currently paid to the Partnership the rent and maintenance reserve payments due in October and November 1996 which aggregate approximately $261,000. The Partnership is currently in discussions with Nations Air to resolve these payment delinquencies, which aggregate approximately $443,000, and to negotiate the terms of a potential direct lease of the Partnership's aircraft.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund I (the Partnership) owns a portfolio of three used Boeing 737-200 commercial jet aircraft, five spare engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The three aircraft were returned to the Partnership by Viscount Air Services, Inc. (Viscount), as discussed below. One of these aircraft is currently being operated by Nations Air Express, Inc. (Nations Air), its former sub-lessee. The Partnership is negotiating a potential direct lease with Nations Air for this aircraft. The two additional aircraft returned by Viscount are currently being remarketed for sale. The Partnership leased three spare engines to CanAir Cargo Ltd. (CanAir). In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. Two engines, which were formerly leased to Viscount, were returned to the Partnership in May and October 1996 and are currently being remarketed for sale. One additional engine from these aircraft was sold to Viscount during 1995. Viscounts affiliates, Rock-It Cargo USA, Inc. (Rock-It Cargo) and Riverhorse Investments, Inc. (Riverhorse Investments) assumed the note for this engine sale. The Partnership has sold three aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993 and the airframe from a Boeing 737-200 aircraft in April 1995.


Remarketing Update

As discussed in Note 2 to the financial statements, in September and October 1996, Viscount returned or surrendered possession of the Partnership's three aircraft and two spare engines. The Partnership is currently negotiating with Nations Air the terms of a potential direct lease of the Partnership's aircraft Nations Air is currently operating. The Partnership estimates that a sale of the remaining two aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership. As a result, the Partnership is currently remarketing this equipment for sale.


Partnership Operations

The Partnership recorded a net loss of $140,670 or $0.83 per limited partnership unit, for the three months ended September 30, 1996, compared to net income of $339,061 or $1.99 per unit for the same period in 1995. The Partnership recorded net income of $28,253, or an allocated net loss of $1.33 per limited partnership unit, for the nine months ended September 30, 1996, compared to net income of $1,052,471 or $5.33 per unit for the same period in 1995. The significant decline in operating results during the three and nine months ended September 30, 1996, as compared to the same periods in 1995, is primarily the result of higher revenues in 1995, combined with provisions for credit losses which were recorded by the Partnership during 1996 for certain rent, loan and interest receivables from Viscount, and legal expenses incurred during the first three quarters of 1996 related to the Viscount defaults and Chapter 11 bankruptcy filing.

During the third quarter of 1995, the Partnership recognized as revenue $400,000 that it received from the insurers of the Partnership's former lessee American Air Lease for payment of insurance proceeds.

The Partnership recorded an allowance for credit losses of $309,581 during the first quarter of 1996 for certain unpaid rent and accrued interest receivables from Viscount as a result of Viscount's default on certain obligations due the

Partnership and Viscount's subsequent bankruptcy filing. The Partnership recorded an allowance for credit losses of $354,019 during the third quarter of 1996 for Viscount's outstanding balance of the line of credit and accrued interest. In addition, the Partnership recognized legal expenses of approximately $375,000 related to the Viscount defaults and Chapter 11 bankruptcy filing. These legal costs are included in operating expense in the Partnership's statement of operations for the nine months ended September 30, 1996.


Liquidity and Cash Distributions

Liquidity - As discussed in Note 2 to the financial  statements  and in Part II,
Item 1, the Viscount Stipulation and Agreement specifies, among other things, that the Partnership waive its pre- and post-petition claims against Viscount for amounts due and unpaid. As a result, the Partnership recorded an additional allowance for credit losses of $354,019 during the third quarter of 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. In addition, the Partnership currently considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount. Viscounts affiliates, Rock-It Cargo and Riverhorse Investments, assumed the engine finance sale note from Viscount. Rock-It Cargo and Riverhorse Investments agreed to pay the note balance, including past due interest, in 45 installments beginning on October 31, 1996.

As discussed in Notes 4 and 7 to the financial statements, Nations Air is currently delinquent on its maintenance cost-sharing payments to the Partnership. In addition, under the prior Nations Air sublease with Viscount, Nations Air paid rent and maintenance reserve payments directly to the Partnership. These payments continued through September 1996. Nations Air has not currently paid to the Partnership the rent and maintenance reserve payments due in October and November 1996. The Partnership is currently in discussions with Nations Air to resolve these payment delinquencies, which aggregate approximately $443,000, and to negotiate the terms of a potential direct lease of the Partnership's aircraft.

The Partnership receives maintenance reserve payments from its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $3,294,841 as of September 30, 1996.

The Partnership's cash reserve balance is being retained to cover the costs that the Partnership may incur as a result of the Viscount default and bankruptcy, including potential aircraft maintenance, remarketing and transition costs.

Cash Distributions - Cash distributions to limited partners were $2,530,935, or $15.00 per limited partnership unit and $1,434,196, or $8.50 per unit for the first quarters of 1996 and 1995, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the costs that may be incurred to remarket the former Viscount aircraft and spare engines and the receipt of rental payments from CanAir.

                           Part II. Other Information
                           --------------------------


Item 1.   Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1996 and June 30, 1996, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - As previously reported, GE Capital Aviation Services (GECAS), on behalf of the Partnership and other entities, and Viscount and its affiliates, executed an agreement (Compromise and Stipulation) regarding, among other things, resumption of payments under the leases. The Compromise and Stipulation, which was subsequently approved by the Bankruptcy Court, also provided that if Viscount failed to meet its monetary obligations, the Partnership would be entitled to immediate possession of the aircraft for which Viscount failed to perform, and Viscount would deliver to GECAS all records related thereto, without further order of the Bankruptcy Court.

GECAS agreed to a rescheduling of Viscount's September rent obligations, but Viscount was ultimately unable to meet its cure obligations on or before the agreed-upon cure date of September 13, 1996. On September 18, 1996, GECAS (on behalf of the Partnership and other entities) and Viscount entered into a Stipulation and Agreement by which Viscount agreed to voluntarily return all of the Partnership's aircraft and engines, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Partnership would waive its right to pre- and post-petition claims against Viscount for amounts due and unpaid (approximately $1.6 million).

As of September 13, 1996, Viscount surrendered possession of two of the Partnership's aircraft and two spare engines, and on October 1, 1996, the third aircraft was returned to the Partnership. One of the three aircraft is currently in the possession of, and is being operated by, Nations Air Express, Inc., with whom the Partnership is negotiating a potential direct lease.

Viscount's affiliates, Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc., assumed Viscount's obligations under the finance sale note for the spare engine, and payments began October 31, 1996.

The Partnership estimates that a sale of the remaining two aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership. As a result, the Partnership is currently remarketing this equipment for sale.

Other Proceedings - Item 10 in Part III of the Partnership's  1995 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1996 and June 30, 1996 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments during the period covered by this report with respect to any of the actions described in Item 10 in Part III of the Partnership's 1995 Form 10-K and Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1996 and June 30, 1996.

Wilson et al. v. Polaris Holding Company et al. - On October 1, 1996, a complaint was filed in the Superior Court of the State of California for the County of Sacramento by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and DOES 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs. Defendants time to answer or otherwise respond to the complaint is November 18, 1996.

B&L Industries, Inc. et al. v. Polaris Holding Company et al. - On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. The motion is returnable on January 16, 1997.

In re Prudential Securities Inc. Limited Partnerships Litigation - The trial, which was scheduled for November 11, 1996, has not proceeded and no new trial date has been set.



Item 5.   Other Information

James W. Linnan resigned as Director and President of Polaris Investment Management Corporation effective December 31, 1996. Mr. Linnan's replacement has not presently been named. Mr. Linnan will continue to serve in those capacities through the effective date of his resignation.



Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     27. Financial Data Schedule

b)   Reports on Form 8-K

     One report, dated September 18, 1996 on Form 8-K, was filed on October 4, 1996, pursuant to Item 5 of that form. No financial statements were filed as a part of that report.

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

                                         POLARIS AIRCRAFT INCOME FUND I
                                         (Registrant)
                                         By: Polaris Investment
                                             Management Corporation,
                                             General Partner




        November 12, 1996                By:    /S/Marc A. Meiches
----------------------------------              ------------------
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