Form 10-K
period 1996-12-31
POLARIS AIRCRAFT INCOME FUND I
filed 1997-03-31
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------


                                    FORM 10-K
                           ---------------------------


          _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1996

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                    For the transition period from ___ to ___

                           Commission File No. 2-91762

                         POLARIS AIRCRAFT INCOME FUND I
             (Exact name of registrant as specified in its charter)

                 California                            94-2938977
         -------------------------------        -----------------------
         (State or other jurisdiction of        (IRS Employer I.D. No.)
         incorporation or organization)

       201 Mission Street, 27th Floor, San Francisco, California    94105
       ---------------------------------------------------------    -----
                (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (415) 284-7400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    Documents incorporated by reference: None

                       This document consists of 48 pages.

                                     PART I

Item 1.       Business

The principal objectives of Polaris Aircraft Income Fund I (PAIF-I or the Partnership), are to purchase and lease used commercial jet aircraft in order to provide distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-I was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2010.

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

In 1995, the Partnership sold the airframe from one Boeing 737-200 aircraft that was previously leased to Cambodia International Airlines Company, Ltd. (Cambodia International) until Cambodia International returned the aircraft to the Partnership in September 1993. The Partnership has leased two engines from this aircraft and one engine, previously leased to Viscount, to CanAir Cargo Ltd. (CanAir) for three years beginning in May 1994. CanAir has an option to renew the lease for one three-year period at the same rental rate. The following table describes certain material terms of the Partnership's engine leases as of December 31, 1996.

                                  Number        Lease
Lessee           Engine Type    of Engines   Expiration    Renewal Options
------           -----------    ----------   ----------    ---------------

CanAir             JT8D-9A           3          5/97       One three-year period

Industry-wide, approximately 280 commercial jet aircraft are currently available for sale or lease, as of December 31, 1996, approximately 195 less than a year ago, and at under 2.5% of the total available jet aircraft fleet, this is the lowest level of availability since 1988. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following three years of good traffic growth accompanied by rising yields, this trend is reversing with many airlines reporting record profits. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration
(FAA) Stage 3 noise  restrictions as discussed in the Industry Update section of
Item 7. Older Stage 2 narrow-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period. In 1996, several airline accidents have occurred which have also impacted the older Stage 2 market. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 737-200 - The Boeing 737-200 aircraft was introduced in 1967 and 150 were delivered from 1967 through 1971. This two-engine, two-pilot aircraft provides operators with 107 to 130 seats, meeting their requirements for economical lift in the 1,100 nautical mile range. Hushkits which bring the Boeing 737-200 aircraft into compliance with FAA Stage 3 noise restrictions, are now available at a cost of approximately $1.5 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain Airworthiness Directives (ADs) applicable to all models of this aircraft have been issued by the FAA to prevent fatigue cracks and control corrosion as discussed in Item 7.

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


Item 2.       Properties

At December 31 1996, PAIF-I owned three commercial jet aircraft, five spare engines and certain inventoried aircraft parts. The Partnership's entire fleet consists of Stage 2 aircraft. Two of the Partnerships Boeing 737-200 aircraft formerly on lease to Viscount were returned to the Partnership in September 1996 and sold in March 1997. One of the Partnership's Boeing 737-200 aircraft formerly on lease to Viscount and subleased to Nations Air Express, Inc.(Nations
Air), was returned to the Partnership in February 1997. During 1992, the Partnership transferred three Boeing 737-200 aircraft, formerly on lease to Braniff, to aircraft inventory. In 1993, one additional Boeing 737-200 aircraft, formerly on lease to American Air Lease, was transferred to aircraft inventory. The inventoried aircraft, which are not included in the following table, have been disassembled for sale of their component parts. Two engines from the former Cambodia International aircraft and one engine formerly leased to Viscount are currently leased to CanAir. Two engines formerly on lease to Viscount were returned to the Partnership in May and October 1996. The Partnership has determined that a sale of the remaining aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership.

The following table describes the Partnership's current aircraft portfolio:

                                                   Year of         Cycles
 Aircraft Type                 Serial Number    Manufacture  As of 10/31/96 (1)
 -------------                 -------------    -----------  ------------------
Boeing 737-200                      19606           1968           61,775
Boeing 737-200 (2)                  19617           1969           60,330
Boeing 737-200 (2)                  20125           1969           62,688


(1) Cycle information as of 12/31/96 was not available.

(2) Aircraft sold in March 1997.


Item 3.       Legal Proceedings

Viscount Air Services, Inc. (Viscount) Bankruptcy - As previously reported in the Partnership's 1995 Form 10-K, on January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona. On April 12, 1996, GE Capital Aviation Services, Inc. (GECAS), as agent for the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount, certain guarantors of Viscount's indebtedness and others executed that certain Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation). Among other things, the Compromise and Stipulation, which was subsequently approved by the Bankruptcy Court, provided that if Viscount failed to meet its monetary obligations, the Partnership would be entitled to immediate possession of the aircraft for which Viscount failed to perform, and Viscount would deliver to GECAS all records related thereto, without further order of the Bankruptcy Court. Pursuant to the Compromise and Stipulation, Viscount, Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc., assumed Viscount's obligations under the finance sale note for the spare engine, and payments began October 31, 1996.

Viscount defaulted on and was unable to cure its September rent obligations. However, Viscount took the position that it was entitled to certain offsets and asserted defenses to the September rent obligations. On September 18, 1996, GECAS (on behalf of the Partnership and other entities) and Viscount entered into a Stipulation and Agreement by which Viscount agreed to voluntarily return all of the Partnership's aircraft and engines, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Partnership would waive its right to pre- and post-petition claims against Viscount for amounts due and unpaid.

As of September 13 and 18, 1996, Viscount surrendered possession of two of the Partnership's aircraft and two spare engines, and on October 1, 1996, the third aircraft was returned to the Partnership. One of the three aircraft which was in the possession of, and operated by, Nations Air, was returned to the Partnership in February 1997. Shortly after the return of the Partnership's aircraft, Viscount ceased business operations and is now in liquidation under the supervision of a bankruptcy trustee.

The Stipulation and Agreement also provides that the Partnership, certain other Polaris entities, GECAS and FSB shall release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court entered such an order approving the Stipulation and Agreement on October 23, 1996.

As a result of the Stipulation and Agreement, all disputes between the Partnership and Viscount have been resolved and there is no further pending litigation with Viscount. Viscount has ceased operations and is currently considered to be administratively insolvent, meaning that it does not have sufficient funds to fully pay costs and expenses incurred after the commencement of the bankruptcy case, which costs and expenses have priority over general unsecured claims.

One of the Partnership's engines was located on an airframe (the "306 Aircraft") owned by Polaris Aircraft Income Fund II ("Fund II"). The 306 Aircraft was delivered to a maintenance facility in Tucson, Arizona called BAE Aviation, Inc. dba Tucson Aerospace ("TA"). The maintenance and repairs on the 306 Aircraft were partially or inadequately done and Fund II has challenged the amounts charged by TA and its subcontractors, STS Services, Inc. ("STS") and Piping

Design Services, Inc., dba PDS Technical Services ("PDS"). TA, STS and PDS have asserted mechanics liens against the 306 Aircraft. First Security Bank, National Association, the owner trustee of the 306 Aircraft and of the Partnership's engine placed thereon, commenced a lawsuit in the Superior Court of Arizona in Pima County, Case No. C313027, to recover the airframe from TA, STS and PDS and to determine the validity of the alleged liens, which are disputed. Because the Partnership's engine was not physically located on the 306 Aircraft at the time, the Partnership asserts that the alleged mechanic's liens are invalid as to the Partnership's engine. FSB, on behalf of the Partnership, however, may need to file a summary judgement motion requesting the Superior Court to determine that the alleged liens do not extend to the Partnership's engine, if the parties to the lawsuit are unable to reach agreement on this question.

Mercury Air Group v. Aero Costa Rica (ACORI), S.A., et al. - On or about October 9, 1996, an action entitled Mercury Air Group v. Aero Costa Rica (ACORI), S.A., et al. was filed in the Circuit Court, 11th Judicial District for Dade County, Florida. The complaint names Aero Costa Rica (ACORI), S.A., Polaris Holding Company, and First Security Bank, National Association (FSB), as trustee for the Partnership, as defendants. The plaintiff is seeking leave to amend the complaint to add additional defendants. The action was brought by a Florida fuel supplier to enforce a foreclosure lien against an aircraft owned by FSB, as trustee for the Partnership. The lien allegedly arises under a Florida statute on account of unpaid fuel bills incurred at Florida airports when the aircraft, while under lease to Viscount, was operated in subservice to Aero Costa Rica.

Nations Air Express, Inc. v. First Security Bank, National Association, et al. - On or about December 12, 1996, an action entitled Nations Air Express, Inc. v. First Security Bank, National Association, et al. was filed in the Georgia Superior Court for Cobb County, Georgia. The complaint named First Security Bank, National Association (FSB), as trustee for the Partnership, the Partnership, GE Capital Aviation Services, Inc., and Polaris Holding Company as defendants. The action alleged that the defendants fraudulently misled Nations Air Express, Inc. (Nations Air) in connection with a direct lease to Nations Air, and, as a consequence, the defendants were unjustly enriched as a result of certain maintenance payments made to the defendants. Nations Air sought injunctive relief to prevent the defendants from repossessing the aircraft in question, $400,000 in damages, additional damages to be proven at trial and punitive and exemplary damages also to be proven at trial. The action was dismissed with prejudice on February 10, 1997 pursuant to a stipulation, but Nations Air has now moved to set aside the dismissal with prejudice.

First Security Bank, National Association, as Owner Trustee v. Nations Air Express, Inc. - On or about December 20, 1996, First Security Bank, National Association (FSB), as trustee for the Partnership and for Polaris Holding Company (PHC), filed an action against Nations Air Express, Inc. (Nations Air) in the United States District Court for the Northern District of California. This action involves two aircraft owned by FSB, as trustee for the Partnership and PHC, respectively, which were leased to Viscount Air Services, Inc. (Viscount), and subleased by Viscount to Nations Air. The claims arise out of the possession and use of the aircraft by Nations Air following the commencement of Viscount's bankruptcy proceedings. As discussed in connection with Viscount's bankruptcy above, the Partnership's aircraft was returned in February, 1997, but the other aircraft remains in the possession of Nations Air. In this action, FSB is seeking (i) to have Nations Air turn over possession of the aircraft and related records, and (ii) to recover damages for unpaid rent. Nations Air has filed a counterclaim for damages for breach of contract, for unjust enrichment, for tortious interference with prospective economic advantage, and for negligent misrepresentation, all in amounts to be proved at trial.

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

Jet Fleet Bankruptcy - In September 1992, Jet Fleet, lessee of one of the Partnership's aircraft, defaulted on its obligations under the lease for the Partnership's aircraft by failing to pay reserve payments and to maintain required insurance. The Partnership repossessed its Aircraft on September 28, 1992 at Sanford Regional Airport, Florida. Thereafter, Jet Fleet filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 13, 1993, the Partnership filed a proof of claim in the Jet Fleet bankruptcy to recover its damages. The bankrupt estate was subsequently determined to be insolvent. Therefore, no payment of the Partnership's claim can be expected. However, no action on the Partnership's proof of claim has been taken by the Bankruptcy Court.

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

Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994 and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitations had expired. On June 29, 1994 and July 14, 1994, respectively, plaintiffs filed their first amended original petition and second amended original petition, both of which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. On August 11, 1994, after plaintiffs again amended their petition to add numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date. On January 9, 1997, the trial court issued a scheduling order setting a July 21, 1997 trial date.

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

Prudential Securities, Inc. reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. On February 26, 1997, the court issued an order notifying the remaining plaintiffs, who did not accept the settlement with the non Prudential defendants, that the action would be dismissed on April 21, 1997 for want of prosecution unless the plaintiffs showed cause why the action should not be dismissed.

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

Adams, et al. v. Prudential Securities, Inc., et al. On or about February 13, 1995, an action entitled Adams, et al. v. Prudential Securities, Inc. et al. was filed in the Court of Common Pleas, Stark County, Ohio. The action names Prudential Securities, Inc., Prudential Insurance Company of America, Polaris
Investment Management Corporation, Polaris Securities Corporation, Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, the Partnership, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and James Darr as defendants. The complaint alleges that defendants committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, rescission of their investments in the Partnership and the other Polaris Aircraft Income Funds, an award of compensatory damages in an unspecified amount plus interest thereon, and punitive damages in an unspecified amount. On or about March 15, 1995, this action was removed to the United States District Court for the Northern District of Ohio, Eastern Division. Subsequently, the Judicial Panel transferred this action to the Multi-District Litigation filed in the united States District Court for the Southern District of New York, which is described in Item 10 of
Part III below.

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al
v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions.


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


b )      Number of Security Holders:

                                                     Number of Record Holders
         Title of Class                              as of December 31, 1996
         ------------------                     --------------------------------

         Limited Partnership Interest:                         6,532

         General Partnership Interest:                             1


c)       Dividends:

         Distributions of cash from operations commenced in 1987. The Partnership made cash distributions to limited partners of $2,530,935 and $1,434,196, or $15.00 and $8.50 per limited partnership unit during 1996 and 1995, respectively.

Item 6.       Selected Financial Data

                                                    For the years ended December 31,
                                                    --------------------------------

                                   1996            1995           1994          1993            1992
                                   ----            ----           ----          ----            ----
Revenues                     $  2,781,212    $  3,196,035   $  3,081,215   $  2,823,141    $  3,541,108

Net Income (Loss)                (591,415)        446,293        829,960     (3,084,396)    (12,536,518)

Net Income (Loss)
  allocated to Limited
  Partners                       (838,569)        298,425        686,691     (3,193,583)    (12,411,153)

Net Income (Loss) per
  Limited Partnership Unit          (4.97)           1.77           4.07         (18.93)         (73.56)

Cash Distributions per
  Limited Partnership
  Unit                              15.00            8.50           8.00           8.30            --

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                 15.00            8.50           8.00           8.30            --

Total Assets                   14,254,000      16,288,799     16,487,091     16,831,113      22,733,308

Partners' Capital              10,423,428      13,826,993     14,974,251     15,644,104      20,284,557


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1996, Polaris Aircraft Income Fund I (the Partnership) owned a portfolio of three used Boeing 737-200 commercial jet aircraft, five spare engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The three aircraft were returned to the Partnership by Viscount Air Services, Inc. (Viscount), as discussed below. One of these aircraft which was in the possession of, and operated by Nations Air Express, Inc. (Nations
Air), its former sub-lessee, was returned to the Partnership in February 1997. Two aircraft returned by Viscount were sold in March 1997 and the aircraft returned by Nations Air is currently being remarketed for sale. The Partnership leased three spare engines to CanAir Cargo Ltd. (CanAir). In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. Two engines formerly leased to Viscount, were returned to the Partnership in May and October 1996 and are currently being remarketed for sale. One additional engine from these aircraft was sold to Viscount during 1995. Viscounts affiliates, Rock-It Cargo USA, Inc. (Rock-It Cargo) and Riverhorse Investments, Inc. (Riverhorse Investments) assumed the note for this engine sale in October 1996. The Partnership has sold three aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993 and the airframe from a Boeing 737-200 aircraft in April 1995.


Remarketing Update

Sub-lease of Boeing 737-200 - Viscount entered into a sub-lease agreement for one of the Partnership's Boeing 737-200 aircraft with Nations Air for a term of one year through February 1996. The sublease had been extended through February 1998. Rent and maintenance reserve payments due to Viscount from Nations Air were paid directly to the Partnership and were applied against payments due the Partnership from Viscount. Nations Air was past due on certain note and lease payments due the Partnership at December 31, 1996. This aircraft was returned by Nations Air in February 1997 and is currently being marketed for sale on an "as is, where is" basis.

Viscount - As discussed in Note 7 to the financial statements, in September and October 1996, Viscount returned or surrendered possession of the Partnership's three aircraft and two spare engines pursuant to the Stipulation and Agreement. The Partnership estimates that a sale of the remaining aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership. As a result, the Partnership is currently marketing this equipment for sale.

Sale of two Boeing 737-200s - In January 1997, the Partnership received a deposit of $162,000 toward the sales price of $1,620,000 for the sale of two Boeing 737-200s formerly leased to Viscount. These aircraft were returned to the Partnership in September and October 1996 pursuant to the Stipulation and Agreement as further discussed in Note 7. The Partnership received the remaining $1,458,000 in March 1997.

Partnership Operations

The Partnership recorded a net loss of $591,415, or $4.97 per limited partnership unit for the year ended December 31, 1996, compared to net income of $446,293, or $1.77 per limited partnership unit for the year ended December 31, 1995 and net income of $829,960, or $4.07 per limited partnership unit for the year ended December 31, 1994. The decline in operating results in 1995, as compared to 1994, was the result of a provision for credit losses of $956,015 recorded for certain rent and loan receivables from Viscount combined with higher operating expenses and partially offset by lower depreciation expense in 1995. The decline in operating results in 1996, as compared to 1995, is the result of increased depreciation expense for declines in the estimated realizable values of the Partnership's aircraft, as discussed in the Industry Update section, as well as lower rental and other revenues.

During 1996 and 1995, the Partnership recorded allowances for credit losses of $1,055,050 and $956,015, respectively for outstanding receivables from Viscount and Nations Air. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received.

Depreciation adjustments in 1996, 1995 and 1994 were approximately $400,000, $115,000 and $260,000, respectively, for declines in the estimated realizable values of the Partnership's aircraft and aircraft inventory, as discussed later in the Industry Update section. In 1996, the Partnership concluded that a sale of the returned aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership. In determining the 1996 impairment loss, the Partnership estimated the fair value of the aircraft and equipment based on the estimated sale price less cost to sell, and then deducted this amount from the carrying value of the aircraft. Two Boeing 737-200s were depreciated to their estimated residual value in June 1994 and November 1994, respectively.

In 1994, all lessees performed as required by their leases or restructuring agreements, and operating expenses were reduced. In 1995, the Partnership agreed to share in the cost of certain heavy maintenance work performed on the Boeing 737-200 aircraft sub-leased to Nations Air by Viscount. The Partnership recognized approximately $574,000 of this heavy maintenance work as operating expense in 1995. The Partnership recorded legal expenses of approximately $414,000 related to the Viscount defaults and Chapter 11 bankruptcy filing. These legal costs are included in operating expense in the Partnership's 1996 statement of operations.


Liquidity and Cash Distributions

Liquidity - As discussed in Note 7 to the financial statements, the Viscount Stipulation and Agreement specifies, among other things, that the Partnership waive its pre- and post-petition claims against Viscount for amounts due and unpaid. As a result, the Partnership recorded an additional allowance for credit losses of $643,600 in 1996, representing Viscount's outstanding balance of rents, the line of credit and accrued interest. In addition, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount. Viscounts affiliates, Rock-It Cargo and Riverhorse Investments, assumed the engine finance sale note from Viscount and agreed to pay the note balance, including past due interest, in 45 installments beginning on October 31, 1996.

As discussed in Notes 7 and 8 to the financial statements, Nations Air was delinquent on its maintenance cost-sharing payments to the Partnership. In addition, under the prior Nations Air sublease with Viscount, Nations Air paid rent and maintenance reserve payments directly to the Partnership. These payments continued through September 1996 and Nations Air has not paid the rent and maintenance reserve payments since October 1996. Nations Air returned the aircraft to the Partnership in February 1997. The Partnership is currently in litigation with Nations Air regarding these payment defaults. As a result, the Partnership has recorded an allowance for credit losses of $411,450, representing the outstanding amounts due from Nations Air at December 31, 1996.

The Partnership receives maintenance reserve payments from certain lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $3,217,368 as of December 31, 1996.

The Partnership received payments of approximately $478,000 in 1996 from the sale of parts from the four disassembled aircraft. The remaining net book value of the aircraft inventory was fully recovered during 1995. Payments of approximately $604,000 and $912,000 had been received during 1995 and 1994, respectively, from the sales of parts from the four disassembled aircraft.

The Partnership's cash reserve balance is being retained to cover the costs that the Partnership has incurred as a result of the Viscount default and bankruptcy, including potential aircraft maintenance, remarketing and transition costs.

Cash Distributions - Cash distributions to limited partners during 1996, 1995 and 1994 were $2,530,935, $1,434,196 and $1,349,832, respectively. Cash distributions per limited partnership unit were $15.00, $8.50 and $8.00 during 1996, 1995 and 1994, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the costs that may be incurred to remarket the former Viscount aircraft and spare engines and the receipt of rental payments from CanAir.


Viscount Restructuring Agreement and Default

On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. In April 1996, GECAS, on behalf of the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount (the Leases), Viscount, certain guarantors of Viscount's indebtedness and others executed in April 1996 a Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation), which was subsequently approved by the Bankruptcy Court. Among other things, the Compromise and Stipulation provided that in the event that Viscount failed to promptly and timely perform its monetary obligations under the Leases and the Compromise and Stipulation, without further order of the Bankruptcy Court, GECAS would be entitled to immediate possession of the aircraft for which Viscount failed to perform and Viscount would deliver such aircraft and all records related thereto to GECAS.

Viscount defaulted on and was unable to cure its September rent obligations. However, Viscount took the position that it was entitled to certain offsets and asserted defenses to the September rent obligations. On September 18, 1996, GECAS (on behalf of the Partnership and other entities) and Viscount entered into a Stipulation and Agreement by which Viscount agreed to voluntarily return all of the Partnership's aircraft and engines, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Partnership would waive its right to pre- and post-petition claims against Viscount for amounts due and unpaid.

The Stipulation and Agreement provided that upon the return and surrender of possession of the Partnership's three airframes and eight engines (two of which were spare engines), Viscount's rights and interests therein would terminate. As of September 18, 1996, Viscount had returned (or surrendered possession of) two of the Partnership's airframes and seven of the Partnership's engines. One of the returned airframes (together with one installed engine) was in the possession of and being operated by Nations Air. Six of the seven returned engines are in the possession of certain maintenance facilities and will require maintenance work in order to be made operable. Viscount returned the Partnership's remaining airframe and one installed engine on October 1, 1996. Nations Air returned this airframe and one installed engine to the Partnership in February 1997.

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

The Stipulation and Agreement also provided that the Polaris Entities, GECAS and FSB would release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court entered such an order approving the Stipulation and Agreement on October 23, 1996.

As discussed in Note 4, Viscount's affiliates, Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc., assumed Viscount's engine finance sale note to the Partnership as provided under the Compromise and Stipulation.

During 1996 and 1995, the Partnership recorded allowances for credit losses of $1,055,050 and $956,015, respectively for outstanding receivables from Viscount and Nations Air. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received.

The Partnership evaluated the condition of the returned equipment and estimated that very substantial maintenance and refurbishment costs aggregating approximately $3.2 million would be required if the Partnership decided to re-lease the returned aircraft and spare engines. Alternatively, if the Partnership decided to sell the returned aircraft and spare engines, such sale could be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. Based on its evaluation, the Partnership concluded that a sale of the remaining aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership.

Viscount's failure to perform its financial obligations to the Partnership has had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $414,000, which are reflected in operating expense in the Partnership's 1996 statement of operations.


Nations Air Default and Litigation

On or about December 20, 1996, First Security Bank, National Association (FSB), as trustee for the Partnership, filed an action against Nations Air Express, Inc. (Nations Air) in the United States District Court for the Northern District of California. This action involves aircraft owned by FSB, as trustee for the Partnership which were leased to Viscount Air Services, Inc. (Viscount), and subleased by Viscount to Nations Air. The claims arise out of the possession and use of the aircraft by Nations Air following the commencement of Viscount's bankruptcy proceedings. As discussed in connection with Viscount's bankruptcy in
Note 7, the Partnership's aircraft was returned in February 1997. In this action FSB is seeking to recover damages for unpaid rent and maintenance, and interest on such unpaid amounts, in the amount of approximately $1,248,000.


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

In 1996, the manufacturer proposed certain Boeing 737 rudder system product improvements of which some will be mandated by the FAA. Airworthiness Directives issued in the last quarter of 1996 and the first quarter of 1997 on this subject have not been of significant maintenance cost impact. The cost of compliance with future FAA maintenance requirements not yet issued is not determinable at this time.

Although the Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term, all three of the aircraft which remained in the Partnership's portfolio at December 31, 1996 were returned to the Partnership as a result of a lease default and were not in compliance with all return conditions required by the lease. As discussed in "Viscount Restructuring Agreement and Default", the Partnership determined that a sale of such aircraft on an "as is, where is" basis would maximize the economic return on this aircraft to the Partnership.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and is the standard for all new aircraft.

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

At December 31, 1996, the Partnership's entire fleet consisted of three Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, were available for the Partnership's aircraft. However, while technically feasible, hushkits were not judged by the Partnership to be cost effective due to the age and maintenance condition of the aircraft and the time required to fully amortize the additional investment.

Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.

Demand for Aircraft - Industry-wide, approximately 280 commercial jet aircraft were available for sale or lease at December 31, 1996, approximately 195 less than a year ago, and at under 2.5% of the total available jet aircraft fleet, this is the lowest level of availability since 1988. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following three years of good traffic growth accompanied by rising yields, this trend is reversing with many airlines reporting record profits. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, whereas older Stage 2 narrow-bodies have shown only marginal signs of recovery since the 1991 to 1994 period.

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

In 1996, the Partnership concluded that a sale of the returned aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership. Previously, the aircraft were considered to be held and used by the Partnership, pursuant to SFAS 121. In determining the impairment loss, the Partnership estimated the fair value of the aircraft and equipment based on the estimated sale price less cost to sell, and then deducted this amount from the carrying value of the aircraft.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized downward adjustments of $400,000, $115,000 and $260,000, or $2.35, $0.67 and $1.53 per limited Partnership unit, in 1996, 1995 and 1994, respectively, to the book value for certain of its aircraft and aircraft inventory, as a result of declining estimates in their residual values.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the projected net undiscounted cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

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

The Partnership periodically reviews its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method previously applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

Item 8.       Financial Statements and Supplementary Data











                         POLARIS AIRCRAFT INCOME FUND I






              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund I:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund I (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund I as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
    January 31, 1997

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                                        1996            1995
                                                        ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 10,065,652    $  9,807,315

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of $233,913 in 1996
  and $811,131 in 1995                                   18,816          32,863

NOTES RECEIVABLE, net of  allowance for credit
  losses of $177,537 in 1996 and $144,884 in 1995       418,145       1,040,505

AIRCRAFT, net of accumulated depreciation of
  $20,823,462 in 1996 and $19,166,733 in 1995         3,751,387       5,408,116
                                                   ------------    ------------

                                                   $ 14,254,000    $ 16,288,799
                                                   ============    ============



LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $     77,676    $     51,757

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                           464,603          98,410

SECURITY DEPOSITS                                        70,925         145,925

MAINTENANCE RESERVES                                  3,217,368       2,165,714
                                                   ------------    ------------

       Total Liabilities                              3,830,572       2,461,806
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):

  General Partner                                      (624,341)       (590,280)
  Limited Partners, 168,729 units
     issued and outstanding                          11,047,769      14,417,273
                                                   ------------    ------------

       Total Partners' Capital                       10,423,428      13,826,993
                                                   ------------    ------------

                                                   $ 14,254,000    $ 16,288,799
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                            1996           1995         1994
                                            ----           ----         ----
REVENUES:
  Rent from operating leases           $ 1,763,400    $ 2,073,250   $ 1,765,947
  Gain on sale of aircraft inventory       477,832            558          --
  Claims related to lessee defaults           --          409,698       815,888
  Gain on sale of equipment                   --           17,849          --
  Interest and other                       539,980        694,680       499,380
                                       -----------    -----------   -----------

       Total Revenues                    2,781,212      3,196,035     3,081,215
                                       -----------    -----------   -----------

EXPENSES:
  Depreciation                           1,656,729        896,176     1,837,584
  Management fees to general partner        63,337         63,294        84,066
  Provision for credit losses            1,055,050        956,015          --
  Operating                                425,146        650,685       164,557
  Administration and other                 172,365        183,572       165,048
                                       -----------    -----------   -----------

       Total Expenses                    3,372,627      2,749,742     2,251,255
                                       -----------    -----------   -----------

NET INCOME (LOSS)                      $  (591,415)   $   446,293   $   829,960
                                       ===========    ===========   ===========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER               $   247,154    $   147,868   $   143,269
                                       ===========    ===========   ===========

NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS                  $  (838,569)   $   298,425   $   686,691
                                       ===========    ===========   ===========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT             $     (4.97)   $      1.77   $      4.07
                                       ===========    ===========   ===========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                      General        Limited
                                      Partner        Partners          Total
                                      -------        --------          -----

Balance, December 31, 1993         $   (572,081)   $ 16,216,185    $ 15,644,104

    Net income                          143,269         686,691         829,960

    Cash distributions to partners     (149,981)     (1,349,832)     (1,499,813)
                                   ------------    ------------    ------------

Balance, December 31, 1994             (578,793)     15,553,044      14,974,251

    Net income                          147,868         298,425         446,293

    Cash distributions to partners     (159,355)     (1,434,196)     (1,593,551)
                                   ------------    ------------    ------------

Balance, December 31, 1995             (590,280)     14,417,273      13,826,993

    Net income (loss)                   247,154        (838,569)       (591,415)

    Cash distributions to partners     (281,215)     (2,530,935)     (2,812,150)
                                   ------------    ------------    ------------

Balance, December 31, 1996         $   (624,341)   $ 11,047,769    $ 10,423,428
                                   ============    ============    ============


        The accompanying notes are an integral part of these statements.



                                     POLARIS AIRCRAFT INCOME FUND I

                                        STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996            1995            1994
                                                               ----            ----            ----
OPERATING ACTIVITIES:
  Net income (loss)                                      $   (591,415)   $    446,293    $    829,960
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                          1,656,729         896,176       1,837,584
     Gain on sale of aircraft inventory                      (477,832)           (558)           --
     Gain on sale of equipment                                   --           (17,849)           --
     Provision for credit losses                            1,055,050         956,015            --
     Changes in operating assets and liabilities:
       Decrease (increase) in rent and other
         receivables                                         (524,243)        261,849        (872,189)
       Increase (decrease) in payable to affiliates            25,919         (50,531)        (40,195)
       Increase in accounts payable and
         accrued liabilities                                  366,193          52,453          31,957
       Increase (decrease) in lessee security deposits        (75,000)         20,925         (99,075)
       Increase in maintenance reserves                     1,051,654         926,119         433,144
                                                         ------------    ------------    ------------

         Net cash provided by operating activities          2,487,055       3,490,892       2,121,186
                                                         ------------    ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of airframe                                 --           300,000            --
  Increase in capitalized costs                                  --          (244,000)           --
  Increase in notes receivable                                   --          (418,216)       (486,000)
  Principal payments on notes receivable                      105,600         180,676       1,597,385
  Net proceeds from sale of aircraft inventory                477,832         604,562         912,263
  Inventory disassembly costs                                    --              --           (18,120)
                                                         ------------    ------------    ------------

         Net cash provided by investing activities            583,432         423,022       2,005,528
                                                         ------------    ------------    ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                           (2,812,150)     (1,593,551)     (1,499,813)
                                                         ------------    ------------    ------------

         Net cash used in financing activities             (2,812,150)     (1,593,551)     (1,499,813)
                                                         ------------    ------------    ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                                 258,337       2,320,363       2,626,901

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                         9,807,315       7,486,952       4,860,051
                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                            $ 10,065,652    $  9,807,315    $  7,486,952
                                                         ============    ============    ============

                  The accompanying notes are an integral part of these statements.

                                                      24

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



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

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and Cash Equivalents are stated at cost, which approximates fair value.

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed in Note 3, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Aircraft Inventory - Proceeds from sales had been applied against inventory until the book value was fully recovered. The remaining book value of the inventory was recovered in 1995. Proceeds in excess of the inventory net book value are recorded as revenue when received.

Operating Leases - Certain of the aircraft leases are accounted for as operating leases. Operating lease revenues are recognized in equal installments over the terms of the leases.

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

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income (loss), and the number of units outstanding for the years ended December 31, 1996, 1995 and 1994.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Receivables - The Partnership has recorded an allowance for credit losses for certain impaired note and rent receivables as a result of uncertainties regarding their collection as discussed in Note 7. The Partnership recognizes revenue on impaired notes and receivables only as payments are received.

                                           1996                1995
                                           ----                ----

     Allowance for credit losses,
        beginning of year              $  (956,015)        $      --
     Provision for credit losses        (1,055,050)           (956,015)
     Write-downs                         1,585,362                --
     Collections                            14,253                --
                                       -----------         -----------
     Allowance for credit losses,
        end of year                    $  (411,450)        $  (956,015)
                                       ===========         ===========


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

3.       Aircraft

At December 31, 1996, the Partnership owned three aircraft, five spare engines and certain inventoried aircraft parts from its original portfolio of eleven used commercial jet aircraft, which were acquired and leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. In addition, the leases require the lessees to comply with Airworthiness Directives
(ADs)  which have been or may be issued by the Federal  Aviation  Administration
(FAA) and require compliance during the lease term. In addition to basic rent, the lessees are generally required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met.

The following table describes the Partnership's aircraft portfolio at December 31, 1996 in greater detail:

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

One McDonnell Douglas DC-9-10 - This aircraft was purchased for $4,400,000 in 1986 and leased to Hawaiian Airlines, Inc. (Hawaiian) until Hawaiian defaulted on its lease in November 1990. In 1992, the Partnership entered into an agreement with American International Airways, Inc. (American International) for the installment sale of this aircraft. American International paid to the Partnership the remaining balance of the note in November 1994.

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

In 1992, three of the aircraft were transferred to aircraft inventory and have been disassembled for sale of their component parts (Note 6). One engine from these aircraft was leased to Viscount through a joint venture with Polaris Aircraft Income Fund II from April 1993 through November 1997. This engine was returned to the Partnership in September 1996 as discussed in Note 7. Two additional engines from these aircraft were subsequently transferred from aircraft inventory in 1994. The Partnership leased these two engines to Viscount for 52 days. Rental revenue of $27,260 was recognized during 1994. One of these engines was subsequently leased to CanAir Cargo Ltd. (CanAir) as discussed below. The other engine was subsequently re-leased to Viscount for five months beginning in December 1994 at a rental rate of $7,500 per month. The Partnership re-leased this engine to Viscount for one year beginning in June 1995 at the same rental rate.

One aircraft was leased to American Air Lease, Inc. (American Air Lease) from February 1990 until the lessee's default in June 1991 (Note 5). The aircraft was transferred to aircraft inventory in 1993 and has been disassembled for sale of its component parts (Note 6).

One aircraft was leased to America West Airlines, Inc. from August 1990 until June 1991. The aircraft was then leased to Viscount at 56% of the prior rate from February 1992 until September 1997. The aircraft was returned to the Partnership in September 1996 as discussed in Note 7.

One aircraft was leased to Viscount from April 1992 through September 1997. This aircraft was returned to the Partnership in September 1996 as discussed in Note 7.

Two aircraft were leased to Markair, Inc. (Markair) from May 1991 until the lessee's default in June 1992 (Note 5). One of the Markair aircraft was then leased to Aviateca, S.A. (Aviateca) from July 1992 until December 1992. In October 1993, this aircraft was leased to Viscount through December 1996. The Partnership recognized this transaction as a sale in 1993 as a result of the nominal purchase price option provided in the lease upon expiration of the lease in December 1996. The Partnership recorded a note receivable in 1993 for the sales price, which was reduced by payments received from Viscount less interest. In December 1994, Viscount exercised its option to purchase the aircraft. As specified in the lease agreement, the Partnership applied to the note balance a security deposit of $25,000 and maintenance reserves of $237,978, which were previously paid to the Partnership by Viscount. Viscount paid the remaining balance of the note of $437,022 to the Partnership and the Partnership transferred title to the aircraft to Viscount.

The second aircraft formerly leased to Markair was leased to Cambodia International Airlines Company, Ltd. (Cambodia International) from November 1992 through September 1993. In April 1995, the Partnership sold the airframe to Pinnacle Aircraft Leasing, Inc. for $300,000. No gain or loss was recorded on the sale as the sales price of the airframe equaled its net book value. The Partnership leased the two engines from this aircraft and one engine previously leased to Viscount, as previously discussed, to CanAir beginning in May 1994 for 36 months. The rental rate was variable based on usage through August 1994. Beginning in September 1994 through the end of the lease term in May 1997, the rental rate is fixed at $10,000 per engine per month.

One aircraft was leased to Jet Fleet Corporation from May 1992 until the lessee's default in September 1992. The aircraft was then leased to Viscount from November 1992 until August 1994. The Partnership entered into a new lease with Viscount for a five-year term which commenced in September 1994. Viscount subsequently entered into a sub-lease agreement for the aircraft with Nations Air for a term of one year through February 1996. The sublease was extended through February 1998. Rent and maintenance reserve payments due to Viscount from Nations Air were paid directly to the Partnership and were applied against payments due the Partnership from Viscount. This aircraft was returned to the Partnership in February 1997 as discussed in Note 7 and Note 8.

The Partnership, Viscount and Nations Air agreed to share in the cost of certain heavy maintenance work performed on the aircraft sub-leased to Nations Air. The agreement stipulates that the Partnership loan Nations Air its portion of the maintenance cost of $264,108 to be repaid by Nations Air in twelve monthly installments, with interest at a variable rate, beginning in November 1995. The Partnership also loaned Viscount its portion of the maintenance cost of $154,108 to be repaid by Viscount in monthly installments of $10,000, with interest at a variable rate, beginning in November 1995. As discussed in Note 7 Viscount defaulted on this note receivable. Nations Air also defaulted on their note payments and the Partnership has provided an allowance for credit losses at December 31, 1996 for the outstanding balance. The Partnership's share of the maintenance cost was approximately $903,000, of which approximately $329,000 was paid from maintenance reserves previously paid to the Partnership by Viscount and Nations Air. The Partnership recognized approximately $574,000 of this heavy maintenance work as operating expense in the 1995 statement of operations.

The following is a schedule by year of future minimum rental revenue under the existing leases:

                        Year                           Amount
                        ----                           ------
                        1997                          $150,000
                        1998                              --
                        1999                              --
                        2000                              --
                        2001 and thereafter               --
                                                      --------

                        Total                         $150,000
                                                      ========


Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the projected net undiscounted cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

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

The Partnership recognized impairment losses aggregating approximately $400,000, $115,000 and approximately $260,000, or $2.37, $0.67 and $1.53 per limited
Partnership unit, as increased depreciation expense in 1996, 1995 and 1994, respectively. In 1996, the Partnership concluded that a sale of the returned aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership. In determining the impairment loss, the Partnership estimated the fair value of the aircraft and equipment based on the estimated sale price less cost to sell, and then deducted this amount from the carrying value of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values (which has the effect of increasing future depreciation expense).

As discussed above, the Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.


4.       Sale of Equipment

Sale of Engine - One engine was transferred from aircraft inventory to aircraft at an estimated fair value of $200,000 during 1995. The Partnership incurred certain maintenance and refurbishment costs on this engine aggregating $244,000, which were capitalized in 1995. The Partnership leased this engine to Viscount for one year beginning in July 1995 at a rental rate of $10,500 per month with an early termination option. The Partnership subsequently sold this engine to Viscount for a sales price of $461,849 and recorded a gain on sale of $17,849 in 1995. The Partnership recorded a note receivable for the sales price and agreed to accept payment in 57 installments of $10,500, with interest at a rate of
11.265% per annum. As discussed in Note 7, Viscount defaulted on certain payments due the Partnership, including payments on this note receivable. In October 1996, Viscount's affiliates, Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc., assumed Viscount's engine finance sale note to the Partnership as discussed in Note 7. The note balance was $418,145 at December 31, 1996 and $455,685 at December 31, 1995.


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

Markair - The Partnership terminated the leases and repossessed the two aircraft in June 1992, and Markair filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership filed a proof of claim in the case to recover damages for past-due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allowed the Partnership an unsecured claim against Markair for $445,000 which was converted to 10% subordinated debentures during 1994. During 1994 and 1995, the Partnership received a nominal principal and interest payments on the debentures. Markair defaulted on its payment obligations on the debentures, and the trustee, Key Bank of Washington, is taking steps to protect the interests of the debenture holders, including the Partnership.


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

During 1995 and 1994, the Partnership recorded downward adjustments to the inventory value of $115,000 and $261,170, respectively, to reflect the current estimate of net realizable aircraft inventory value. These adjustments are reflected as increased depreciation expense in the corresponding years'
statement of operations. During 1994, two engines were removed from the disassembly program at an aggregate value of $360,000 and leased as discussed in
Note 3. During 1995, one additional engine was removed from the disassembly program at an aggregate value of $200,000 and subsequently sold as discussed in
Note 4.

Proceeds from sales are applied against inventory until book value was fully recovered. During 1995 and 1994, the Partnership applied net proceeds from the sale of aircraft inventory of $604,003 and $912,263, respectively against aircraft inventory, reducing the net book value of the Partnership's aircraft inventory to zero. Payments received by the Partnership of $477,832 and $558 in excess of the net book value during 1996 and 1995, respectively were recorded as gain on sale of aircraft inventory in the corresponding years' statement of operations.


7.       Viscount Restructuring Agreement and Default

On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. In April 1996, GECAS, on behalf of the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount (the Leases), Viscount, certain guarantors of Viscount's indebtedness and others executed in April 1996 a Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation), which was subsequently approved by the Bankruptcy Court. The Compromise and Stipulation provided that in the event that Viscount failed to promptly and timely perform its monetary obligations under the Leases and the Compromise and Stipulation, without further order of the Bankruptcy Court, GECAS would be entitled to immediate possession of the aircraft for which Viscount failed to perform and Viscount would deliver such aircraft and all records related thereto to GECAS.


Viscount defaulted on and was unable to cure its September rent obligations. However, Viscount took the position that it was entitled to certain offsets and asserted defenses to the September rent obligations. On September 18, 1996, GECAS (on behalf of the Partnership and other entities) and Viscount entered into a Stipulation and Agreement by which Viscount agreed to voluntarily return all of the Partnership's aircraft and engines, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Partnership would waive its right to pre- and post-petition claims against Viscount for amounts due and unpaid.

The Stipulation and Agreement provided that upon the return and surrender of possession of the Partnership's three airframes and eight engines (two of which were spare engines), Viscount's rights and interests therein would terminate. As of September 18, 1996, Viscount had returned (or surrendered possession of) two of the Partnership's airframes and seven of the Partnership's engines. One of the returned airframes (together with one installed engine) was in the possession of and operated by Nations Air. Six of the seven returned engines are in the possession of certain maintenance facilities and will require maintenance work in order to be made operable. Viscount returned the Partnership's remaining airframe and one installed engine on October 1, 1996. Nations Air returned this airframe and one installed engine to the Partnership in February 1997.

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

The Stipulation and Agreement also provides that the Polaris Entities, GECAS and FSB shall release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court entered such an order approving the Stipulation and Agreement on October 23, 1996.

As discussed in Note 4, in October 1996, Viscount's affiliates, Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc., assumed Viscount's engine finance sale note to the Partnership as provided under the Compromise and Stipulation.

During 1996 and 1995, the Partnership recorded allowances for credit losses of and $1,055,050 and $956,015, respectively for outstanding receivables from Viscount and Nations Air. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received.

The Partnership evaluated the condition of the returned equipment and estimated that very substantial maintenance and refurbishment costs aggregating approximately $3.2 million would be required if the Partnership decided to re-lease the returned aircraft and spare engines. Alternatively, if the Partnership decided to sell the returned aircraft and spare engines, such sale could be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs.. Based on its evaluation, the Partnership concluded that a sale of the remaining aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership.

Viscount's failure to perform its financial obligations to the Partnership has had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $414,000, which are reflected in operating expense in the Partnership's 1996 statement of operations.

8.       Nations Air Default and Litigation

On or about December 20, 1996, First Security Bank, National Association (FSB), as trustee for the Partnership, filed an action against Nations Air Express, Inc. (Nations Air) in the United States District Court for the Northern District of California. This action involves aircraft owned by FSB, as trustee for the Partnership which were leased to Viscount Air Services, Inc. (Viscount), and subleased by Viscount to Nations Air. The claims arise out of the possession and use of the aircraft by Nations Air following the commencement of Viscount's bankruptcy proceedings. As discussed in connection with Viscount's bankruptcy in
Note 7, the Partnership's aircraft was returned in February 1997. In this action FSB is seeking to recover damages for unpaid rent and maintenance, and interest on such unpaid amounts, in the amount of approximately $1,248,000.


9.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

     a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases of the Partnership, payable upon receipt of the rent. In 1996, 1995 and 1994, the Partnership paid management fees to PIMC of $64,396, $98,922 and $80,346, respectively. Management fees payable to PIMC at December 31, 1996 and 1995 were $941 and $2,000, respectively.

      b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. In 1996, 1995 and 1994, $203,253 $146,375 and $201,083 were reimbursed to PIMC by the Partnership for administrative expenses. Administrative reimbursements of $47,052 and $36,472 were payable to PIMC at December 31, 1996 and 1995, respectively. Partnership reimbursements to PIMC for maintenance and remarketing costs of $200,032, $302,657 and $264,295 were paid in 1996, 1995, and 1994, respectively. Maintenance and remarketing reimbursements of $29,683 and $13,285 were payable to PIMC at December 31, 1996 and 1995, respectively.

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

     e. One engine from the Partnership's aircraft was leased to Viscount through a joint venture agreement with Polaris Aircraft Income Fund II from April 1993 through March 1996 at a fair market rental rate. The Partnership recognized rental revenue on this engine of $46,400, $146,000 and $146,000 in 1996, 1995 and 1994, respectively.

10.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1996 and 1995 are as follows:

                     Reported Amounts        Tax Basis         Net Difference
                     ----------------        ---------         --------------


1996:    Assets       $ 14,254,000         $ 28,676,857         $(14,422,857)
         Liabilities     3,830,572              766,709            3,063,863


1995:    Assets       $ 16,288,799         $ 29,774,131         $(13,485,332)
         Liabilities     2,461,806              492,567            1,969,239



11.      Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                                            For the years ended December 31,

                                                               1996        1995      1994
                                                               ----        ----      ----
Book net income (loss) per limited partnership unit         $  (4.97)  $   1.77   $    4.07
Adjustments for tax purposes represent differences
   between book and tax revenue and expenses:
     Rental and maintenance reserve revenue recognition         8.91       6.10        2.54
     Depreciation                                               6.71       2.85        9.37
     Gain or loss on sale of aircraft                            --       (6.83)        --
     Capitalized costs                                           --        4.24        0.53
     Basis in inventory                                        (2.86)      0.90       (5.98)
     Other revenue and expense items                           (0.84)     (2.44)       2.58
                                                            --------   --------   ---------

Taxable net income (loss) per limited partnership unit      $   6.95   $   6.59   $   13.11
                                                            ========   ========   =========

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


12.      Subsequent Event

Sale of two Boeing 737-200s - In January, 1997, the Partnership received a deposit of $162,000 toward the sales price of $1,620,000 for the sale of two Boeing 737-200s formerly leased to Viscount. These aircraft were returned to the Partnership in September and October 1996 pursuant to the Stipulation and Agreement as further discussed in Note 7. The Partnership received the remaining $1,458,000 in March 1997.

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

The officers and directors of PIMC are:

              Name                                    PIMC  Title
         ----------------                ---------------------------------------

         Eric M. Dull                    President; Director
         Marc A. Meiches                 Vice President; Chief Financial Officer
         Richard J. Adams                Vice President; Director
         Norman C. T. Liu                Vice President; Director
         Edward Sun                      Vice President
         Richard L. Blume                Vice President;  Secretary
         Robert W. Dillon                Vice President; Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 36, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Portfolio Management of GECAS, having previously held the position of Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 44, assumed the position of Vice President and Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Mr. Adams, 63, assumed the position of Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing - Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Mr. Adams presently holds the position of Senior Vice President - Aircraft Marketing, North America, of GECAS. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Liu, 39, assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Sun, 47, assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Vice President - Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.

Mr. Blume, 55, assumed the position of Secretary of PIMC effective May 1, 1995 and Vice President of PIMC effective October 9, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS. Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Mr. Dillon, 55, assumed the position of Vice President - Aviation Legal and Insurance Affairs, effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.


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

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay. The Partnership is not named as a defendant in this action.

On or around May 14, 1993, a purported class action entitled Moross, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statutes and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. On April 18, 1995, this action was transferred to the Multi-District Litigation described below. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of the Partnership, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund
III. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund III is named as a nominal defendant. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail. On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal. On November 15, 1994, defendants submitted an answer to the remaining causes of action. On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss. On March 14, 1996, the appellate court reversed the trial court's order denying the motion to dismiss, and dismissed the complaint.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi- District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action. Prudential Securities, Inc., on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800-327-3664, or write to the Claims Administrator at:

         Prudential Securities Limited Partnerships
         Litigation Claims Administrator
         P.O. Box 9388
         Garden City, New York 11530-9388

On June 5, 1996, the Court certified a class with respect to claims against Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, and Polaris Securities Corporation. The class is comprised of all investors who purchased securities in any of Polaris Aircraft Income Funds I through VI during the period from January 1985 until January 29, 1991, regardless of which brokerage firm the investor purchased from. Excepted from the class are those investors who settled in the SEC/Prudential settlement or otherwise opted for arbitration pursuant to the settlement and any investor who has previously released the Polaris defendants through any other settlement. On June 10, 1996, the Court issued an opinion denying summary judgment to Polaris on plaintiffs' Section 1964(c) and (d) RICO claims and state causes of action, and granting summary judgment to Polaris on plaintiffs' Section 1964(a) RICO claims and the New Jersey State RICO claims. On August 5, 1996, the Court signed an order providing for notice to be given to the class members. The trial, which was scheduled for November 11, 1996, has not proceeded, and no new trial date has been set.

A further litigation captioned Romano v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages. The case, which was being coordinated with In re Prudential, has been settled and the action dismissed pursuant to a court order dated December 18, 1996.

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which renamed this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al. was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of Polaris Aircraft

Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Defendants moved to dismiss the amended complaint on June 26, 1995. On October 2, 1995, the court denied the defendants' motion to dismiss. While the motion to dismiss was pending, plaintiffs filed a motion for leave to file a second amended complaint, which was granted on October 3, 1995. Defendants thereafter filed a motion to dismiss the second amended complaint, and defendants' motion was denied by Court Order dated December 26, 1995. On February 12, 1996, defendants answered. This case was reassigned (from Hurley, J. To Lenard, J.) on February 18, 1996, and on March 18, 1996, plaintiffs moved for class certification. On the eve of class discovery, April 26, 1996, plaintiffs moved for a voluntary dismissal of Counts I and II (claims brought pursuant to the Securities Act of 1933) of the Second Amended Complaint and simultaneously filed a motion to remand this action to state court for lack of federal jurisdiction. Plaintiff's motion for voluntary dismissal of the federal securities law claims and motion for remand were granted on July 10, 1996. The Partnership is not named as a defendant in this action.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On October 2, 1995, defendants moved to dismiss the complaint. On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. The motion is returnable on July 17, 1997. The Partnership is not named as a defendant in this action.

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

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and
IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On October 1, 1996, a complaint entitled Wilson et al. v. Polaris Holding Company et al. was filed in the Superior Court of the State of California for the County of Sacramento by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and DOES 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs. Defendants have filed an answer.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of section of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

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

On or about April 9, 1996, a summons and First Amended  Complaint  entitled Sara
J. Bishop, et al. v. Kidder Peabody & Co., et al. was filed in the Superior Court of the State of California, County of Sacramento, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action. On June 18, 1996, defendants filed a motion to transfer venue from Sacramento County to San Francisco County. The Court subsequently denied the motion. Defendants filed an answer in the action on August 30, 1996.

On or about May 7, 1996, a petition entitled Charles Rich, et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about March 4, 1996, a petition entitled Richard J. McGiven v. General Electric Company and General Electric Capital Corporation was filed in the Civil

District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about March 4, 1996, a petition entitled Alex M. Wade v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about October 15, 1996, a complaint entitled Joyce H. McDevitt, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about October 16, 1996, a complaint entitled Mary Grant Tarrer, et al. v.Kidder Peabody & Co.,et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships allegedly sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

On or about November 6, 1996, a complaint entitled Janet K. Johnson, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about November 13, 1996, a complaint entitled Wayne W. Kuntz, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about November 26, 1996, a complaint entitled Thelma Abrams, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about January 16, 1997, a complaint entitled Enita Elphick, et al. v. Kidder Peabody & Co.,et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships allegedly sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

On or about February 14, 1997, a complaint entitled George Zicos, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

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


Item 11.          Executive Compensation

PAIF-I has no directors or officers. PAIF-I is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $64,396 were paid to PIMC in 1996 in addition to a 10% interest in all cash distributions as described in Note 9 to the financial statements (Item 8).


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


Item 13.      Certain Relationships and Related Transactions

None.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                       Page No.
                                                                       --------

              Report of Independent Public Accountants                    20
              Balance Sheets                                              21
              Statements of Operations                                    22
              Statements of Changes in Partners' Capital (Deficit)        23
              Statements of Cash Flows                                    24
              Notes to Financial Statements                               25


2.       Reports on Form 8-K.

              A Current Report on Form 8-K dated September 18, 1996 was filed during the fourth quarter of 1996 reporting, under Item 5, the status of a significant lessee default.


3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         27.      Financial Data Schedule.


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


                                           POLARIS AIRCRAFT INCOME FUND I
                                           (REGISTRANT)
                                           By:    Polaris Investment
                                                  Management Corporation
                                                  General Partner




   March 28, 1997                          By:   /S/ Eric M. Dull
--------------------                             -----------------------
       Date                                      Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                            Title                         Date


/S/Eric M. Dull     President and Director of Polaris Investment  March 28, 1997
-----------------   Management Corporation, General Partner       --------------
(Eric M. Dull)      of the Registrant



/S/Marc A. Meiches  Chief Financial Officer of Polaris Investment March 28, 1997
------------------  Management Corporation, General Partner       --------------
(Marc A. Meiches)   of the Registrant



/S/Richard J. Adams  Vice President and Director of Polaris       March 28, 1997
-------------------  Investment Management Corporation,           --------------
(Richard J. Adams)   General Partner of the Registrant