Form 10-Q
period 1997-03-31
POLARIS AIRCRAFT INCOME FUND I
filed 1997-05-09
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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



                                 Yes _X_ No ___









                       This document consists of 14 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended March 31, 1997




                                      INDEX



Part I.    Financial Information                                        Page

        Item 1.   Financial Statements

           a)  Balance Sheets - March 31, 1997 and
               December 31, 1996.........................................3

           b)  Statements of Operations - Three Months Ended
               March 31, 1997 and 1996...................................4

           c)  Statements of Changes in Partners' Capital
               (Deficit) - Year Ended December 31, 1996
               and Three Months Ended March 31, 1997.....................5

           d)  Statements of Cash Flows - Three Months
               Ended March 31, 1997 and 1996.............................6

           e)  Notes to Financial Statements.............................7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........9



Part II.   Other Information

        Item 1.   Legal Proceedings.....................................12

        Item 6.   Exhibits and Reports on Form 8-K......................13

        Signature.......................................................14

                          Part 1. Financial Information

Item 1.    Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     March 31,    December 31,
                                                       1997           1996
                                                   ------------  ------------
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 10,552,840  $ 10,065,652

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of $233,913
   in 1997 and 1996                                      15,853        18,816

NOTES RECEIVABLE, net of  allowance for
   credit losses of $177,537 in 1997 and 1996           392,326       418,145

AIRCRAFT, net of accumulated depreciation of
   $8,219,719 in 1997 and $20,823,462 in 1996         1,941,250     3,751,387

OTHER ASSETS                                             20,115          --
                                                   ------------  ------------

                                                   $ 12,922,384  $ 14,254,000
                                                   ============  ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $     90,052  $     77,676

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                          488,616       464,603

LESSEE SECURITY DEPOSITS                                 70,925        70,925

MAINTENANCE RESERVES                                  2,340,832     3,217,368
                                                   ------------  ------------

       Total Liabilities                              2,990,425     3,830,572
                                                   ------------  ------------

PARTNERS' CAPITAL (DEFICIT):

   General Partner                                     (629,269)     (624,341)
   Limited Partners, 168,729 units
     issued and outstanding                          10,561,228    11,047,769
                                                   ------------  ------------

       Total Partners' Capital                        9,931,959    10,423,428
                                                   ------------  ------------

                                                   $ 12,922,384  $ 14,254,000
                                                   ============  ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended March 31,
                                            ----------------------------
                                                1997              1996
                                            ----------        ----------
REVENUES:
  Rent from operating leases                $   90,000        $  508,900
  Gain on sale of aircraft inventory            86,418           153,720
  Gain on sale of aircraft                     781,504              --
  Interest and other                           147,711           124,793
                                            ----------        ----------

         Total Revenues                      1,105,633           787,413
                                            ----------        ----------

EXPENSES:
  Depreciation                                   3,750           314,182
  Management fees to general partner             4,500            10,500
  Provision for credit losses                     --             309,581
  Operating                                     53,872           148,430
  Administration and other                      35,167            31,105
                                            ----------        ----------

         Total Expenses                         97,289           813,798
                                            ----------        ----------

NET INCOME (LOSS)                           $1,008,344        $  (26,385)
                                            ==========        ==========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER                    $  145,053        $  252,804
                                            ==========        ==========

NET INCOME (LOSS) ALLOCATED TO
  LIMITED PARTNERS                          $  863,291        $ (279,189)
                                            ==========        ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                          $     5.12        $    (1.65)
                                            ==========        ==========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1996 and
                                        Three Months Ended March 31, 1997
                                        ---------------------------------
                                        General      Limited
                                        Partner      Partners       Total
                                        -------      --------       -----


Balance, December 31, 1995          $   (590,280) $ 14,417,273  $ 13,826,993

  Net income (loss)                      247,154      (838,569)     (591,415)

Cash distributions to partners          (281,215)   (2,530,935)   (2,812,150)
                                    ------------  ------------  ------------

Balance, December 31, 1996              (624,341)   11,047,769    10,423,428

  Net income                             145,053       863,291     1,008,344

  Cash distributions to partners        (149,981)   (1,349,832)   (1,499,813)
                                    ------------  ------------  ------------

Balance, March 31, 1997             $   (629,269) $ 10,561,228  $  9,931,959
                                    ============  ============  ============

         The accompanying notes are an integral part of these statements

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       1997          1996
                                                  ------------  ------------
OPERATING ACTIVITIES:
   Net income (loss)                              $  1,008,344  $    (26,385)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
     Depreciation                                        3,750       314,182
     Gain on sale of aircraft inventory                (86,418)     (153,720)
     Gain on sale of aircraft                         (781,504)         --
     Provision for credit losses                          --         309,581
     Changes in operating assets and liabilities:
      Decrease (increase) in rent and other
        receivable                                       2,963      (334,769)
      Increase in other assets                         (20,115)         --
      Increase (decrease) in payable to affiliates      12,376        (2,889)
      Increase in accounts payable and accrued
        liabilities                                     24,013        96,348
      Increase (decrease) in maintenance reserves     (876,536)      206,062
                                                  ------------  ------------

         Net cash provided by (used in)
          operating activities                        (713,127)      408,410
                                                  ------------  ------------

INVESTING ACTIVITIES:
   Principal payments on note receivable                25,819        37,653
   Net proceeds from sale of aircraft inventory         86,418       153,720
   Net proceeds from sale of aircraft                2,587,891          --
                                                  ------------  ------------

         Net cash provided by investing
          activities                                 2,700,128       191,373
                                                  ------------  ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                   (1,499,813)   (2,812,150)
                                                  ------------  ------------

         Net cash used in financing
          activities                                (1,499,813)   (2,812,150)
                                                  ------------  ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                         487,188    (2,212,367)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              10,065,652     9,807,315
                                                  ------------  ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $ 10,552,840  $  7,594,948
                                                  ============  ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund I's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1996, 1995, and 1994 included in the Partnership's 1996 Annual Report to the SEC on Form 10-K (Form 10-K).


2.   Sale of two Boeing 737-200s

In January 1997, the Partnership received a deposit of $162,000 toward the sales price of $1,620,000 for the sale of two Boeing 737-200s and two spare engines formerly leased to Viscount Air Services, Inc. (Viscount). The Partnership received the remaining $1,458,000 in March 1997. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of these aircraft aggregating approximately $968,000 that had been held by the Partnership to offset potential future maintenance expenses for these aircraft. As a result, the Partnership recognized a net gain of $781,504 on the sale of these aircraft during the first quarter of 1997.


3.   Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                              Payments for
                                            Three Months Ended    Payable at
                                              March 31, 1997    March 31, 1997
                                              --------------    --------------

Aircraft Management Fees                       $    5,059         $      382
Out-of-Pocket Administrative Expense
   Reimbursement                                   67,035             65,157
Out-of-Pocket Operating and
   Remarketing Expense Reimbursement               37,592             24,513
                                               ----------         ----------
                                               $  109,686         $   90,052
                                               ==========         ==========


4. Nations Air Default and Litigation

On or about December 20, 1996, First Security Bank, National Association (FSB), as trustee for the Partnership, filed an action against Nations Air Express, Inc. (Nations Air) in the United States District Court for the Northern District of California. This action involves aircraft owned by FSB, as trustee for the Partnership which were leased to Viscount Air Services, Inc. (Viscount), and subleased by Viscount to Nations Air as well as aircraft owned by Polaris Holding Company (PHC). The claims arise out of the possession and use of the aircraft by Nations Air following the commencement of Viscount's bankruptcy proceedings. The Partnership's aircraft was returned in February 1997. In this action, FSB, on behalf of the Partnership, is seeking to recover damages for legal costs, unpaid rent and maintenance, and interest on such unpaid amounts, in the amount of approximately $1,248,000.

On March 31, 1997, Nations Air Express, Inc. (Nations Air) entered into a comprehensive Settlement Agreement with First Security Bank, National Association (FSB), PHC, the Partnership, Polaris Aircraft Income Fund II,
Polaris Investment Management Corporation (General Partner) and GE Capital Aviation Services (GECAS) (collectively, the "GECAS Parties"). Pursuant to the Settlement Agreement, Nations Air filed a Stipulated Judgment whereby Nations Air agreed to return of the aircraft owned by FSB as trustee for PHC (the "PHC Aircraft"), to pay approximately $1.88 million and to dismiss its counterclaims. In lieu of enforcement of the Stipulated Judgment, under the Settlement Agreement Nations Air agreed to (i) purchase the PHC Aircraft for $3.3 million payable no later than May 30, 1997; (ii) allow the GECAS Parties to retain all Maintenance Reserves paid by Nations Air in respect of the PHC Aircraft and the aircraft owned beneficially by the Partnership; (iii) grant FSB a security interest in all of Nations Air's assets in order to secure Nations Air's obligations under the Settlement Agreement; (iv) withdraw its motion to set aside the dismissal with prejudice of its lawsuit against the GECAS Parties in the Superior Court of Cobb County Georgia; and (v) release the GECAS Parties from any Nations Air claims related to any transactions between the GECAS Parties and Nations Air. Thus, contingent on Nations Air performing its obligations under the Settlement Agreement, FSB agreed to execute a Satisfaction of Judgment in this action, and the GECAS Parties agreed to release Nations Air from any claims related to any transactions between the GECAS Parties and Nations Air. Thus, Nations Air must either perform each of its obligations under the Settlement Agreement or the GECAS Parties will proceed with enforcement of the Stipulated Judgement. The GECAS Parties have not yet been able to determine what portion of the approximately $1.88 million payment, if it is made, or alternatively what portion of the $3.3 million portion, if it is made, together with the amounts previously paid by Nations Air will be allocated to the Partnership. The Partnership will recognize as revenue, its allocated portion of the settlement payment from Nations Air when payment is received.


5. Subsequent Event

Engine Note Receivable - On April 25, 1997 the Partnership received $408,496 as payment in full, of the outstanding engine finance sale note receivable, including accrued interest, due from Rock-It Cargo USA, Inc. (Rock-It Cargo) and Riverhorse Investments, Inc. (Riverhorse Investments).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 1997, Polaris Aircraft Income Fund I (the Partnership) owns one used Boeing 737-200 commercial jet aircraft, three spare engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The Partnership's one remaining Boeing 737-200 aircraft formerly leased to Viscount Air Services, Inc. (Viscount) and subleased to Nations Air Express, Inc. (Nations Air), was returned to the Partnership in February 1997. Three spare engines are leased to CanAir Cargo Ltd. (CanAir). In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. Two engines formerly leased to Viscount, were returned to the Partnership in May and October 1996 and were sold in March 1997. One additional engine from these aircraft was sold to Viscount during 1995. Viscount's affiliates, Rock-It Cargo USA, Inc. (Rock-It Cargo) and Riverhorse Investments, Inc. (Riverhorse Investments) assumed the note for this engine sale in October 1996. The Partnership has sold five aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993 and the airframe from a Boeing 737-200 aircraft in April 1995 and two Boeing 737-200 aircraft in March 1997.


Remarketing Update

Engine Note Receivable - On April 25, 1997 the Partnership received $408,496 as payment in full, of the outstanding engine finance sale note receivable, including accrued interest, due from Rock-It Cargo and Riverhorse Investments.

Nations Air Sub-lease of Boeing 737-200 - Viscount entered into a sub-lease agreement for one of the Partnership's Boeing 737-200 aircraft with Nations Air for a term of one year through February 1996. The sublease had been extended through February 1998. Rent and maintenance reserve payments due to Viscount from Nations Air were paid directly to the Partnership and were applied against payments due the Partnership from Viscount. The last payment received by the Partnership from Nations Air was in September 1996. This aircraft was returned by Nations Air in February 1997 as further discussed in the Liquidity and Legal Proceedings sections.

Sale of two Boeing 737-200s - In January 1997, the Partnership received a deposit of $162,000 toward the sales price of $1,620,000 for the sale of two Boeing 737-200s and two spare engines formerly leased to Viscount. The Partnership received the remaining $1,458,000 in March 1997. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of these aircraft aggregating approximately $968,000 that had been held by the Partnership to offset potential future maintenance expenses for these aircraft. As a result, the Partnership recognized a net gain of $781,504 on the sale of these aircraft during the first quarter of 1997.


Partnership Operations

The Partnership recorded net income of $1,008,344, or $5.12 per limited partnership unit, for the three months ended March 31, 1997, compared to a net loss of $26,385, or $1.65 per unit for the same period in 1996. The improvement in operating results during the first quarter of 1997, as compared to the same period in 1996, is the result of the Partnership's remaining aircraft having been depreciated down to their estimated residual values in 1996 and a gain on the sale of aircraft in 1997.

During the first quarter of 1997, the Partnership sold two Boeing 737-200s and two spare engines formerly leased to Viscount to Solair, Inc. for cash proceeds of $1,620,000. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of these aircraft aggregating approximately $968,000 that had been held by the Partnership to offset potential future maintenance expenses for these aircraft. As a result, the Partnership recognized a net gain of $781,504 on the sale of these aircraft during the first quarter of 1997.

The net loss during the first quarter of 1996 was the result of a provision for credit losses for certain rent and interest receivables from Viscount combined with legal expenses incurred during the first quarter of 1996 related to the Viscount default and Chapter 11 bankruptcy filing as previously discussed in the Partnership's 1996 Annual Report to the SEC on Form 10-K (Form 10-K). The aggregate allowance for credit losses of $309,581 for these obligations is reflected as a provision for credit losses in the Partnership's statement of operations for the three months ended March 31, 1996. In addition, the Partnership recognized legal expenses of approximately $52,000 and $146,000 related to the Nations Air default and the Viscount default and Chapter 11 bankruptcy filing during the three months ended March 31, 1997 and 1996, respectively. These legal costs are included in operating expense in the Partnership's statement of operations.

Administration and other expenses increased during the three months ended March 31, 1997 as compared to the same period in 1996, due to increases in printing and postage costs combined with an increase in outside services.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from CanAir that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $2,340,832 as of March 31, 1997.

The Partnership received payments of approximately $86,000 and $154,000 during the first three months of 1997 and 1996, respectively, from the sale of parts from the four disassembled aircraft.

Cash Distributions - Cash distributions to limited partners were $1,349,832, or $8.00 per limited partnership unit, and $2,530,935, or $15.00 per limited partnership unit for the first quarters of 1997 and 1996, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the legal costs relating to the Nations Air litigation, the costs that may be incurred to remarket the remaining aircraft and the receipt of engine rental payments from CanAir.


Nations Air Default and Litigation

On or about December 20, 1996, First Security Bank, National Association (FSB), as trustee for the Partnership, filed an action against Nations Air Express, Inc. (Nations Air) in the United States District Court for the Northern District of California. This action involves aircraft owned by FSB, as trustee for the Partnership which were leased to Viscount Air Services, Inc. (Viscount), and subleased by Viscount to Nations Air, as well as aircraft owned by Polaris Holding Company (PHC). The claims arise out of the possession and use of the aircraft by Nations Air following the commencement of Viscount's bankruptcy proceedings. The Partnership's aircraft was returned in February 1997. In this action, FSB, on behalf of the Partnership, is seeking to recover damages for legal costs, unpaid rent and maintenance, and interest on such unpaid amounts, in the amount of approximately $1,248,000.

On March 31, 1997, Nations Air Express, Inc. (Nations Air) entered into a comprehensive Settlement Agreement with First Security Bank, National Association (FSB), PHC, the Partnership, Polaris Aircraft Income Fund II,
Polaris  Investment  Management  Corporation  (General  Partner)  and GE Capital

Aviation Services (GECAS) (collectively, the "GECAS Parties"). Pursuant to the Settlement Agreement, Nations Air filed a Stipulated Judgment whereby Nations Air agreed to return of the aircraft owned by FSB as trustee for PHC (the "PHC Aircraft"), to pay approximately $1.88 million and to dismiss its counterclaims. In lieu of enforcement of the Stipulated Judgment, under the Settlement Agreement Nations Air agreed to (i) purchase the PHC Aircraft for $3.3 million payable no later than May 30, 1997; (ii) allow the GECAS Parties to retain all Maintenance Reserves paid by Nations Air in respect of the PHC Aircraft and the aircraft owned beneficially by the Partnership; (iii) grant FSB a security interest in all of Nations Air's assets in order to secure Nations Air's obligations under the Settlement Agreement; (iv) withdraw its motion to set aside the dismissal with prejudice of its lawsuit against the GECAS Parties in the Superior Court of Cobb County Georgia; and (v) release the GECAS Parties from any Nations Air claims related to any transactions between the GECAS Parties and Nations Air. Thus, contingent on Nations Air performing its obligations under the Settlement Agreement, FSB agreed to execute a Satisfaction of Judgment in this action, and the GECAS Parties agreed to release Nations Air from any claims related to any transactions between the GECAS Parties and Nations Air. Thus, Nations Air must either perform each of its obligations under the Settlement Agreement or the GECAS Parties will proceed with enforcement of the Stipulated Judgement. The GECAS Parties have not yet been able to determine what portion of the approximately $1.88 million payment, if it is made, or alternatively what portion of the $3.3 million portion, if it is made, together with the amounts previously paid by Nations Air will be allocated to the Partnership. The Partnership will recognize as revenue, its allocated portion of the settlement payment from Nations Air when the payment is received.

                           Part II. Other Information


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Nations Air Express, Inc. v. First Security Bank, National Association, et al. - As previously reported, this action was dismissed with prejudice on February 10, 1997. Nations Air Express, Inc. moved to set aside the dismissal, but subsequently withdrew its motion pursuant to a comprehensive Settlement Agreement dated as of March 31, 1997 (discussed below) which was entered into by Nations Air Express, Inc., First Security Bank, National Association, Polaris Holding Company, the Partnership, Polaris Aircraft Income Fund II, Polaris Investment Management Corporation and GE Capital Aviation Services.

First Security Bank, National Association, as Owner Trustee v. Nations Air Express, Inc. - On March 31, 1997, Nations Air Express, Inc. (Nations Air) entered into a comprehensive Settlement Agreement with First Security Bank, National Association (FSB), Polaris Holding Company (PHC), the Partnership, Polaris Aircraft Income Fund II, Polaris Investment Management Corporation (General Partner) and GE Capital Aviation Services (GECAS) (collectively, the "GECAS Parties"). Pursuant to the Settlement Agreement, Nations Air filed a Stipulated Judgment whereby Nations Air agreed to return of the aircraft owned by FSB as trustee for PHC (the "PHC Aircraft"), to pay approximately $1.88 million and to dismiss its counterclaims. In lieu of enforcement of the Stipulated Judgment, under the Settlement Agreement Nations Air may (i) purchase the PHC Aircraft for $3.3 million payable no later than May 30, 1997; (ii) allow the GECAS Parties to retain all Maintenance Reserves paid by Nations Air in respect of the PHC Aircraft and the aircraft owned beneficially by the Partnership; (iii) grant FSB a security interest in all of Nations Air's assets in order to secure Nations Air's obligations under the Settlement Agreement;
(iv) withdraw its motion to set aside the dismissal with prejudice of its lawsuit against the GECAS Parties in the Superior Court of Cobb County Georgia; and (v) release the GECAS Parties from any Nations Air claims related to any transactions between the GECAS Parties and Nations Air. Thus, contingent on Nations Air performing its obligations under the Settlement Agreement, FSB agreed to execute a Satisfaction of Judgment in this action, and the GECAS Parties agreed to release Nations Air from any claims related to any transactions between the GECAS Parties and Nations Air. Thus, Nations Air must either perform each of its obligations under the Settlement Agreement or the GECAS Parties will proceed with enforcement of the Stipulated Judgement. The GECAS Parties have not yet been able to determine what portion of the approximately $1.88 million payment, if it is made, or alternatively what portion of the $3.3 million portion, if it is made, will be allocated to the Partnership.

Other Proceedings - Item 10 in Part III of the Partnership's 1996 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the Partnership's 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report except:

In Re Prudential Securities Inc. Limited Partnership Litigation - On April 22, 1997, the Polaris defendants entered into a settlement agreement with plaintiffs pursuant to which, among other things, the Polaris defendants agreed to pay $22.5 million to a class of unitholders previously certified by the Court.

On April 29, 1997, Judge Pollack signed an order preliminarily approving the settlement. Under the terms of the order, (i) lead class counsel is required to mail a notice to all class members on or before May 13, 1997 describing the terms of the settlement; (ii) requests for exclusion from the class must be mailed to the Claims Administrator no later than June 27, 1997; and (iii) a hearing on the fairness of the settlement and other matters is scheduled to be held before Judge Pollack on August 1, 1997.


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         27.  Financial Data Schedule.

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

                                  POLARIS AIRCRAFT INCOME FUND I
                                  (Registrant)
                                  By:     Polaris Investment
                                          Management Corporation,
                                          General Partner




          May 8, 1997                      By: /S/Marc A. Meiches
------------------------------                 ---------------------------
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