Form 10-Q
period 1997-06-30
POLARIS AIRCRAFT INCOME FUND I
filed 1997-08-13
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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



                                 Yes _X_ No ___







                       This document consists of 15 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended June 30, 1997




                                      INDEX



Part I.    Financial Information                                         Page

        Item 1.   Financial Statements

           a)  Balance Sheets - June 30, 1997 and
               December 31, 1996.........................................  3

           b)  Statements of Operations - Three and Six Months
               Ended June 30, 1997 and 1996..............................  4

           c)  Statements of Changes in Partners' Capital
               (Deficit) - Year Ended December 31, 1996
               and Six Months Ended June 30, 1997........................  5

           d)  Statements of Cash Flows - Six Months
               Ended June 30, 1997 and 1996..............................  6

           e)  Notes to Financial Statements.............................  7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......... 10



Part II.   Other Information

        Item 1.   Legal Proceedings...................................... 13

        Item 6.   Exhibits and Reports on Form 8-K....................... 14

        Signature ....................................................... 15

                          Part 1. Financial Information

Item 1.    Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                    June 30,      December 31,
                                                      1997           1996
                                                      ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                        $ 12,263,353    $ 10,065,652

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of $233,913
   in 1997 and 1996                                      --            18,816

NOTES RECEIVABLE, net of  allowance for
   credit losses of $177,537 in 1997 and 1996            --           418,145

AIRCRAFT AND AIRCRAFT ENGINES, net
of accumulated depreciation of $52,500 in 1997
and $20,823,462 in 1996                               907,500       3,751,387

OTHER ASSETS                                            4,877            --
                                                 ------------    ------------

                                                 $ 13,175,730    $ 14,254,000
                                                 ============    ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                            $     41,477    $     77,676

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                        572,737         464,603

LESSEE SECURITY DEPOSITS                               70,925          70,925

MAINTENANCE RESERVES                                1,345,122       3,217,368
                                                 ------------    ------------

       Total Liabilities                            2,030,261       3,830,572
                                                 ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                   (617,134)       (624,341)
   Limited Partners, 168,729 units
     issued and outstanding                        11,762,603      11,047,769
                                                 ------------    ------------

       Total Partners' Capital                     11,145,469      10,423,428
                                                 ------------    ------------

                                                 $ 13,175,730    $ 14,254,000
                                                 ============    ============

        The accompanying notes are an integral part of these statements.


                                     POLARIS AIRCRAFT INCOME FUND I

                                        STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                   Three Months Ended           Six Months Ended
                                                         June 30,                   June 30,
                                                         --------                   --------

                                                    1997         1996          1997          1996
                                                    ----         ----          ----          ----
REVENUES:
  Rent from operating leases                  $    90,000    $   480,000   $    180,000   $  988,900
  Gain on sale of aircraft inventory               49,802        103,050        136,220      256,770
  Gain on sale of aircraft                      1,051,169           --        1,832,673         --
  Interest and other                              186,222        128,082        333,933      252,875
                                              -----------    -----------   ------------   ----------

         Total Revenues                         1,377,193        711,132      2,482,826    1,498,545
                                              -----------    -----------   ------------   ----------

EXPENSES:
  Depreciation                                      3,750        314,182          7,500      628,364
  Management fees to general partner                4,500         24,000          9,000       34,500
  Provision for credit losses                        --             --             --        309,581
  Operating                                       105,469        127,920        159,341      276,350
  Administration and other                         49,964         49,722         85,131       80,827
                                              -----------    -----------   ------------   ----------

         Total Expenses                           163,683        515,824        260,972    1,329,622
                                              -----------    -----------   ------------   ----------

NET INCOME                                    $ 1,213,510    $   195,308   $  2,221,854   $  168,923
                                              ===========    ===========   ============   ==========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER                      $    12,135    $     1,954   $    157,188   $  254,758
                                              ===========    ===========   ============   ==========

NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS                         $ 1,201,375    $   193,354   $  2,064,666   $  (85,835)
                                              ===========    ===========   ============   ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                            $      7.12    $      1.15   $      12.24   $    (0.50)
                                              ===========    ===========   ============   ==========


                     The accompanying notes are an integral part of these statements.




                                    POLARIS AIRCRAFT INCOME FUND I

                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                              (Unaudited)

                                                     Year Ended December 31, 1996 and
                                                      Six Months Ended June 30, 1997
                                                      ------------------------------

                                                General         Limited
                                                Partner          Partners            Total
                                                -------          --------            -----

Balance, December 31, 1995                    $ (590,280)     $  14,417,273     $  13,826,993

  Net income (loss)                              247,154           (838,569)         (591,415)

Cash distributions to partners                  (281,215)        (2,530,935)       (2,812,150)
                                              ----------      -------------     -------------

Balance, December 31, 1996                      (624,341)        11,047,769        10,423,428

  Net income                                     157,188          2,064,666         2,221,854

  Cash distributions to partners                (149,981)        (1,349,832)       (1,499,813)
                                              ----------      -------------     -------------

Balance, June 30, 1997                        $ (617,134)     $  11,762,603     $  11,145,469
                                              ==========      =============     =============

                     The accompanying notes are an integral part of these statements.

                                                   5

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Six Months Ended June 30,
                                                   -------------------------

                                                        1997         1996
                                                        ----         ----
OPERATING ACTIVITIES:
   Net income                                      $  2,221,854  $    168,923
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                         7,500       628,364
     Gain on sale of aircraft inventory                (136,220)         --
     Gain on sale of aircraft                        (1,832,673)         --
     Net provision for credit losses                       --         295,328
     Changes in operating assets and liabilities
       net of effects of sale of aircraft:
       Decrease (increase) in rent and other
        receivables                                      18,816      (277,421)
       Increase in other assets                          (4,877)         --
       Increase (decrease) in payable to affiliates     (36,199)       17,021
       Increase in accounts payable and
         accrued liabilities                            108,134       224,671
       Increase in maintenance reserves                 176,814       497,101
                                                   ------------  ------------

         Net cash provided by operating activities      523,149     1,553,987
                                                   ------------  ------------

INVESTING ACTIVITIES:
   Principal payments on note receivable                418,145        68,223
   Net proceeds from sale of aircraft inventory         136,220          --
   Proceeds from sale of aircraft                     2,620,000          --
                                                   ------------  ------------

         Net cash provided by investing activities    3,174,365        68,223
                                                   ------------  ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                    (1,499,813)   (2,812,150)
                                                   ------------  ------------

         Net cash used in financing activities       (1,499,813)   (2,812,150)
                                                   ------------  ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                        2,197,701    (1,189,940)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               10,065,652     9,807,315
                                                   ------------  ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $ 12,263,353  $  8,617,375
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


3.   Sale of one Boeing 737-200

In April 1997, the Partnership received a deposit of $250,000 toward the sales price of $1,000,000 for the sale of one Boeing 737-200 formerly leased to Viscount and subleased to Nations Air Express, Inc. The Partnership received the remaining $750,000 in May 1997. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of this aircraft aggregating approximately $1,081,000 that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. As a result, the Partnership recognized a net gain of $1,051,169 on the sale of this aircraft during the second quarter of 1997.


4.   Nations Air Default and Litigation

As previously reported, First Security Bank, National Association (FSB), as trustee for the Partnership, filed an action against Nations Air Express, Inc. (Nations Air) to recover damages arising from Nations Air's possession and use of an aircraft owned by FSB, as trustee for the Partnership. On March 31, 1997, Nations Air entered into a comprehensive Settlement Agreement with FSB, Polaris Holding Company (PHC), the Partnership, Polaris Aircraft Income Fund II, Polaris Investment Management Corporation (General Partner) and GE Capital Aviation Services (GECAS) (collectively, the "GECAS Parties"). Pursuant to the Settlement Agreement, Nations Air filed a Stipulated Judgment whereby Nations Air agreed, among other things, to purchase the aircraft owned by FSB as trustee for PHC (the "PHC Aircraft") for $3.3 million payable no later than May 30, 1997. Subsequent to March 31, 1997; GECAS, on behalf of FSB, and Nations Air agreed to extend the date by which Nations Air or its designee must purchase the PHC Aircraft to July 14, 1997. On that date FSB sold the PHC Aircraft to Nations Air's designee and received the purchase price of $3.3 million. Pending receipt of certain certificates from Nations Air, FSB will execute a Satisfaction of Judgment in this action, and the GECAS Parties will execute a release, releasing Nations Air from any claims related to any transaction between the GECAS Parties and Nations Air. The Partnership will receive approximately $518,000 as its share of the settlement payment after legal expenses.


5.   Engine Note Receivable

On April 25, 1997 the Partnership received $408,496 as payment in full, of the outstanding engine finance sale note receivable, including accrued interest, due from Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc.


6.   Engine Lease to CanAir

In April 1997, the Partnership and CanAir Cargo Ltd. (CanAir) agreed to a lease extension for seven months beyond the original lease expiration date of May 1997. CanAir subsequently obtained an order under the Companies' Creditors Arrangement Act of Canada, as discussed in Note 8 and Item 2, under the caption "CanAir Cargo Ltd. - (CanAir) Order under the Companies' Creditors Arrangement Act of Canada."


7.   Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for
                                         Three Months Ended     Payable at
                                           June 30, 1997      June 30, 1997
                                           -------------      -------------

Aircraft Management Fees                     $    4,882        $      --

Out-of-Pocket Administrative Expense
   Reimbursement                                 56,223             38,380

Out-of-Pocket Operating and
   Remarketing Expense Reimbursement             48,033              3,097
                                             ----------        -----------

                                             $  109,138        $    41,477
                                             ==========        ===========


8.   Subsequent Event

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada Polaris Holding Company (PHC) and General Electric Capital Leasing Canada, Inc. (GECL Canada) lease a total of five aircraft to CanAir, and the Partnership leases three engines to CanAir. On July 28, 1997, CanAir obtained an Order under the Companies' Creditors Arrangement Act of Canada (the CCAA Order) from the Ontario Court, General Division. The CCAA Order restrains CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir has not met its July and August engine rent and maintenance reserve payment obligations to the Partnership. GE Capital Aviation Services, Inc. (GECAS), as agent for the PHC, GECL Canada and the Partnership, is currently negotiating with CanAir to determine if they can formulate a plan of reorganization. It is too early in the process to predict any outcome.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 1997, Polaris Aircraft Income Fund I (the Partnership) owned three spare engines and certain inventoried aircraft parts. The three spare engines are leased to CanAir Cargo Ltd. (CanAir). In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. In May 1997, the Partnership sold its one remaining aircraft out of its original portfolio of eleven aircraft. The Boeing 737-200 aircraft sold in May 1997 was formerly leased to Viscount Air Services, Inc. (Viscount) and subleased to Nations Air Express, Inc. (Nations Air), was returned to the Partnership in February 1997. Two engines formerly leased to Viscount, were returned to the Partnership in May and October 1996 and were sold in March 1997. One additional engine from these aircraft was sold to Viscount during 1995. Viscount's affiliates, Rock-It Cargo USA, Inc. (Rock-It Cargo) and Riverhorse Investments, Inc. (Riverhorse Investments) assumed the note for this engine sale in October 1996. The Partnership has sold five aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993 and the airframe from a Boeing 737-200 aircraft in April 1995 and two Boeing 737-200 aircraft in March 1997.


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

Sale of one Boeing 737-200 - In April 1997, the Partnership received a deposit of $250,000 toward the sales price of $1,000,000 for the sale of one Boeing 737-200 formerly leased to Viscount and subleased to Nations Air Express, Inc. The Partnership received the remaining $750,000 in May 1997. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of this aircraft aggregating approximately $1,081,000 that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. As a result, the Partnership recognized a net gain of $1,051,169 on the sale of this aircraft during the second quarter of 1997.

Engine Lease to Can Air - In April 1997, the Partnership agreed to a lease extension for seven months beyond the original lease expiration date of May 1997. CanAir subsequently obtained an order under the Companies' Creditors Arrangement Act of Canada, as discussed in Item 2, under the caption "CanAir Cargo Ltd. - (CanAir) Order under the Companies' Creditors Arrangement Act of Canada."


Partnership Operations

The Partnership recorded net income of $1,213,510, or $7.12 per limited partnership unit for the three months ended June 30, 1997 compared to net income of $195,308 or $1.15 per limited partnership unit, for the three months ended June 30, 1996. The Partnership recorded net income of $2,221,854, or $12.24 per limited partnership unit for the six months ended June 30, 1997, compared to net income of $168,923, or an allocated net loss of $0.50 per limited partnership unit, for the six months ended June 30, 1996. The increase in operating results during the three and six months ended June 30, 1997, as compared to the same periods in 1996, is primarily the result of gains on the sale of aircraft in 1997, which were partially offset by decreases in rental income. Additionally, the aircraft owned by the Partnership during 1997 had been depreciated down to their estimated residual values in 1996, resulting in a decrease in depreciation expense.

Another factor contributing to the improved earnings during the six months ended June 30, 1997, as compared to the same period in 1996, was a decrease in the provision for credit losses and a decrease in operating expense. The Partnership recorded an allowance for credit losses during the first quarter of 1996 for certain unpaid rent and accrued interest receivables from Viscount recognized during the first quarter of 1996 as a result of Viscount's default on certain obligations due the Partnership and Viscount's subsequent bankruptcy filing. The aggregate allowance for credit losses of $309,581 for these obligations is reflected as a provision for credit losses in the Partnership's statement of operations for the six months ended June 30, 1996. In addition, the Partnership recognized legal expenses of approximately $272,000 related to the Viscount default and Chapter 11 bankruptcy filing. These legal costs are included in operating expense in the Partnership's statement of operations for the six months ended June 30, 1996.

Nations Air Default and Litigation

As previously reported, First Security Bank, National Association (FSB), as trustee for the Partnership, filed an action against Nations Air Express, Inc. (Nations Air) to recover damages arising from Nations Air's possession and use of an aircraft owned by FSB, as trustee for the Partnership. On March 31, 1997, Nations Air entered into a comprehensive Settlement Agreement with FSB, Polaris Holding Company (PHC), the Partnership, Polaris Aircraft Income Fund II, Polaris Investment Management Corporation (General Partner) and GE Capital Aviation Services (GECAS) (collectively, the "GECAS Parties"). Pursuant to the Settlement Agreement, Nations Air filed a Stipulated Judgment whereby Nations Air agreed, among other things, to purchase the aircraft owned by FSB as trustee for PHC (the "PHC Aircraft") for $3.3 million payable no later than May 30, 1997. Subsequent to March 31, 1997; GECAS, on behalf of FSB, and Nations Air agreed to extend the date by which Nations Air or its designee must purchase the PHC Aircraft to July 14, 1997. On that date FSB sold the PHC Aircraft to Nations Air's designee and received the purchase price of $3.3 million. Pending receipt of certain certificates from Nations Air, FSB will execute a Satisfaction of Judgment in this action, and the GECAS Parties will execute a release, releasing Nations Air from any claims related to any transaction between the GECAS Parties and Nations Air. The Partnership will receive approximately $518,000 as its share of the settlement payment after legal expenses.

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada

Polaris Holding Company (PHC) and General Electric Capital Leasing Canada, Inc. (GECL Canada) lease a total of five aircraft to CanAir, and the Partnership leases three engines to CanAir. On July 28, 1997, CanAir obtained an Order under the Companies' Creditors Arrangement Act of Canada (the CCAA Order) from the Ontario Court, General Division. The CCAA Order restrains CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir has not met its July and August engine rent and maintenance reserve payment obligations to the Partnership. GE Capital Aviation Services, Inc. (GECAS), as agent for the PHC, GECL Canada and the Partnership, is currently negotiating with CanAir to determine if they can formulate a plan of reorganization. It is too early in the process to predict any outcome.

Liquidity and Cash Distributions

Liquidity - The Partnership has received all engine lease payments due from CanAir through June 30, 1997. In addition to engine lease payments, the
Partnership receives maintenance reserve payments from CanAir. The net maintenance reserves balances aggregate $1,345,122 as of June 30, 1997. To the extent that CanAir is not in default under its lease, such funds may be paid to CanAir as reimbursement for certain costs incurred by CanAir for maintenance work performed on the Partnership's engines, as specified in the lease. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. CanAir has not met its July and August 1997 engine rental and maintenance reserve payment obligations to the Partnership, and has obtained an Order Under the Companies' Creditors Arrangement Act of Canada as discussed in Item 2 under the caption "CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada."

Cash Distributions - Cash distributions to limited partners were $1,349,832, or $8.00 per limited partnership unit for the six months ended June 30, 1997, as compared to $2,530,935, or $15.00 per limited partnership unit for the six months ended June 30, 1996.

In accordance with the Limited Partnership Agreement, cash distributions are to be allocated 90% to the limited partners and the 10% to the general partner. In July 1997, the Partnership made a cash distribution to limited partners of $6,116,426 ($36.25 per limited partnership unit) and $679,603 to the general partner. Such distribution was comprised of cash from operations, sales proceeds and excess cash reserves.

                           Part II. Other Information


Item 1.     Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1997, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - A trustee has been appointed to administer Viscount's bankruptcy. On June 27, 1997, the Bankruptcy Court heard oral argument on a hearing concerning confirmation of a liquidity Chapter 11 plan.

As previously reported, the Partnership is involved in litigation regarding mechanics' liens asserted over one of the Partnership's engines by a maintenence facility called BAE Aviation, Inc. dba Tucson Aerospace, and its subcontractors, STS Services, Inc. and Piping Design Services, Inc. dba PDS Technical Services. First Security Bank, National Association, the owner trustee of the
Partnership's engine, filed a summary judgment motion on May 2, 1997 and obtained summary judgment that the alleged liens do not extend to the Partnership's engine.

Mercury Air Group v. Aero Costa Rica (ACORI), S.A., et al. - On June 3, 1997, Mercury Air Group (Mercury) entered into a Settlement Agreement with Polaris Holding Company (Polaris) and First Security Bank, National Association (formerly known as First Security Bank of Utah, N.A.) (FSB), as trustee for the Partnership. Pursuant to the Settlement Agreement, Mercury filed a Notice of Voluntary Dismissal with Prejudice in respect of its claims against Polaris and FSB and discharged the lien against an aircraft owned by FSB as trustee for the Partnership.

First Security Bank, National Association, as Owner Trustee v. Nations Air Express, Inc. - As previously reported, on March 31, 1997, Nations Air Express, Inc. (Nations Air) entered into a comprehensive Settlement Agreement with First Security Bank, National Association (FSB), Polaris Holding Company (PHC), the Partnership, Polaris Aircraft Income Fund II, Polaris Investment Management Corporation (General Partner) and GE Capital Aviation Services (GECAS) (collectively, the "GECAS Parties"). Pursuant to the Settlement Agreement, Nations Air filed a Stipulated Judgment whereby Nations Air agreed, among other things, to purchase the aircraft owned by FSB as trustee for PHC (the "PHC Aircraft") for $3.3 million payable no later than May 30, 1997. Subsequent to March 31, 1997; GECAS, on behalf of FSB, and Nations Air agreed to extend the date by which Nations Air or its designee must purchase the PHC Aircraft to July 14, 1997. On that date FSB sold the PHC Aircraft to Nations Air's designee and received the purchase price of $3.3 million. Pending receipt of certain certificates from Nations Air, FSB will execute a Satisfaction of Judgment in this action, and the GECAS Parties will execute a release, releasing Nations Air from any claims related to any transaction between the GECAS Parties and Nations Air. The Partnership will receive approximately $518,000 as its share of the settlement payment after legal expenses.

Other Proceedings - Item 10 in Part III of the Partnership's  1996 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1997 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the Partnership's 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

The following actions have been settled pursuant to a settlement agreement entered into on June 6, 1997:

- Thelma Abrams, et al. v. Polaris Holding Company, et al.
- Sara J. Bishop, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Enita V. Elphick, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Janet K. Johnson, et al. v. Polaris Holding Company, et al.
- Wayne W. Kuntz, et al. v. Polaris Holding Company, et al.
- Joyce H. McDevitt, et al. v. Polaris Holding Company, et al.
- Mary Grant Tarrer, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Harry R. Wilson, et al. v. Polaris Holding Company, et al.
- George Zicos, et al. v. Polaris Holding Company, et al.

- Michael J. Ouellette, et al. v. Kidder, Peabody & Co. Incorporated, et al.; Thelma A. Rolph, et al. v. Polaris Holding Company, et al.; Carl L. Self, et al.
v. Polaris Holding Company, et al. - On or about March 21, 1997, three complaints were filed in the Superior Court of the State of California, County of Sacramento naming as defendants Kidder, Peabody & Company, Incorporated, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company,
General Electric Capital Services, General Electric Capital Corporation, GE Capital Aviation Services and Does 1-100. The first complaint, entitled Michael
J. Ouellette, et al. v. Kidder Peabody & Co., et al., was filed by over 50 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The second complaint, entitled Thelma A. Rolph, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The third complaint, entitled Carl L. Self, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. Each complaint alleges violations of state common law, including fraud, negligent misrepresentation and breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers, Inc. Each complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.


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

                                 POLARIS AIRCRAFT INCOME FUND I
                                 (Registrant)
                                 By: Polaris Investment
                                     Management Corporation,
                                     General Partner




      August 12, 1997                By:   /S/Marc A. Meiches
---------------------------                ------------------
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