Form 10-Q
period 1997-09-30
POLARIS AIRCRAFT INCOME FUND I
filed 1997-11-13
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q

                           ---------------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from __to__


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



                              Yes_X_     No___








                       This document consists of 15 pages.

                         POLARIS AIRCRAFT INCOME FUND I

          FORM 10-Q - For the Quarterly Period Ended September 30, 1997




                                      INDEX



Part I.       Financial Information                                        Page

         Item 1.  Financial Statements

              a)  Balance Sheets - September 30, 1997 and
                  December 31, 1996..........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1997 and 1996..........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1996
                  and Nine Months Ended September 30, 1997...................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1997 and 1996..........................6

              e)  Notes to Financial Statements..............................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............10



Part II.      Other Information

         Item 1.  Legal Proceedings.........................................13

         Item 6.  Exhibits and Reports on Form 8-K..........................14

         Signature    ......................................................15

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
                                                        1997           1996
                                                        ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $  6,206,590   $ 10,065,652

RENT AND OTHER RECEIVABLES, net of allowance for
   credit losses of $30,365 in 1997 and $233,913
   in 1996                                                 --           18,816

NOTES RECEIVABLE, net of  allowance for credit
   losses of $0 in 1997 and $177,537 in 1996               --          418,145

AIRCRAFT AND AIRCRAFT ENGINES, net
   of accumulated depreciation of $56,250 in 1997
   and $20,823,462 in 1996                              903,750      3,751,387
                                                   ------------   ------------

                                                   $  7,110,340   $ 14,254,000
                                                   ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    137,717   $     77,676

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                          341,348        464,603

LESSEE SECURITY DEPOSITS                                 95,000         70,925

MAINTENANCE RESERVES                                  1,345,123      3,217,368

DEFERRED INCOME                                          21,290           --
                                                   ------------   ------------

        Total Liabilities                             1,940,478      3,830,572
                                                   ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                     (676,951)      (624,341)
   Limited Partners, 168,729 units
      issued and outstanding                          5,846,813     11,047,769
                                                   ------------   ------------

        Total Partners' Capital                       5,169,862     10,423,428
                                                   ------------   ------------

                                                   $  7,110,340   $ 14,254,000
                                                   ============   ============

        The accompanying notes are an integral part of these statements.



                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                          -------------         -------------
                                         1997      1996       1997        1996
                                         ----      ----       ----        ----
REVENUES:
   Rent from operating leases         $ 90,000 $ 475,000  $  270,000 $ 1,463,900
   Interest                             85,841   126,711     418,994     365,021
   Gain on sale of aircraft               --        --     1,832,673        --
   Gain on sale of aircraft inventory   86,382    89,738     222,602     346,508
   Lessee settlement and other         690,946       468     691,726      15,033
                                      -------- ---------  ---------- -----------

           Total Revenues              953,169   691,917   3,435,995   2,190,462
                                      -------- ---------  ---------- -----------

EXPENSES:
   Depreciation                          3,750   314,182      11,250     942,546
   Management fees to general partner    4,500    24,337      13,500      58,837
   Provision for credit losses          30,365   354,019      30,365     663,600
   Operating                            49,502   104,698     208,843     381,048
   Administration and other             44,629    35,351     129,760     116,178
                                      -------- ---------  ---------- -----------

           Total Expenses              132,746   832,587     393,718   2,162,209
                                      -------- ---------  ---------- -----------

NET INCOME (LOSS)                     $820,423 $(140,670) $3,042,277 $    28,253
                                      ======== =========  ========== ===========

NET INCOME (LOSS) ALLOCATED
   TO THE GENERAL PARTNER             $619,786 $  (1,407) $  776,974 $   253,351
                                      ======== =========  ========== ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                $200,637 $(139,263) $2,265,303 $  (225,098)
                                      ======== =========  ========== ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                   $   1.19 $   (0.83) $    13.43 $     (1.33)
                                      ======== =========  ========== ===========


        The accompanying notes are an integral part of these statements.

                                        4



                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                      Year Ended December 31, 1996 and
                                    Nine Months Ended September 30, 1997
                                    ------------------------------------
                                     General      Limited
                                     Partner      Partners        Total
                                     -------      --------        -----
Balance, December 31, 1995         $(590,280)  $ 14,417,273   $ 13,826,993

   Net income (loss)                 247,154       (838,569)      (591,415)

   Cash distributions to partners   (281,215)    (2,530,935)    (2,812,150)
                                   ---------   ------------   ------------

Balance, December 31, 1996          (624,341)    11,047,769     10,423,428

   Net income                        776,974      2,265,303      3,042,277

   Cash distributions to partners   (829,584)    (7,466,259)    (8,295,843)
                                   ---------   ------------   ------------

Balance, September 30, 1997        $(676,951)  $  5,846,813   $  5,169,862
                                   =========   ============   ============

        The accompanying notes are an integral part of these statements.

                                        5



                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                             1997          1996
                                                             ----          ----
OPERATING ACTIVITIES:
   Net income                                           $  3,042,277  $    28,253
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                            11,250      942,546
      Gain on sale of aircraft inventory                    (222,602)        --
      Gain on sale of aircraft                            (1,832,673)        --
      Net provision for credit losses                           --       (471,908)
      Changes in  operating  assets and  liabilities,
        net of effects of sale of aircraft:
        Decrease in rent and other receivables                18,816      799,220
        Increase in payable to affiliates                     60,041          149
        Increase (decrease) in accounts payable
           and accrued liabilities                          (123,255)     318,115
        Increase in deferred income                           21,290         --
        Increase (decrease) in lessee security deposits       24,075      (75,000)
        Increase in maintenance reserves                     176,815    1,129,127
                                                        ------------  -----------

           Net cash provided by operating activities       1,176,034    2,670,502
                                                        ------------  -----------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                          2,620,000         --
   Principal payments on note receivable                     418,145       68,060
   Net proceeds from sale of aircraft inventory              222,602         --
                                                        ------------  -----------

           Net cash provided by investing activities       3,260,747       68,060
                                                        ------------  -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                         (8,295,843)  (2,812,150)
                                                        ------------  -----------

           Net cash used in financing activities          (8,295,843)  (2,812,150)
                                                        ------------  -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                            (3,859,062)     (73,588)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    10,065,652    9,807,315
                                                        ------------  -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                        $  6,206,590  $ 9,733,727
                                                        ============  ===========

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


3.    Sale of one Boeing 737-200

In April 1997, the Partnership received a deposit of $250,000 toward the sales price of $1,000,000 for the sale of one Boeing 737-200 formerly leased to Viscount and subleased to Nations Air Express, Inc. The Partnership received the remaining $750,000 in May 1997. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of this aircraft, aggregating approximately $1,081,000, that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. As a result, the Partnership recognized a net gain of $1,051,169 on the sale of this aircraft during the second quarter of 1997.


4.    Engine Note Receivable

In April 1997, the Partnership received $408,496, as payment in full, of the outstanding engine finance sale note receivable, including accrued interest, due from Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc.


5.    Nations Air Settlement

As previously reported, First Security Bank, National Association (FSB), as owner trustee for the Partnership, filed an action against Nations Air Express, Inc. (Nations Air) to recover damages arising from Nations Air's possession and use of the Partnership's aircraft. On March 31, 1997, Nations Air entered into a comprehensive Settlement Agreement with FSB, Polaris Holding Company (PHC), the Partnership, Polaris Aircraft Income Fund II, Polaris Investment Management

Corporation (General Partner) and GE Capital Aviation Services (GECAS) (collectively, the "GECAS Parties"). Pursuant to the Settlement Agreement, Nations Air filed a Stipulated Judgment whereby Nations Air agreed, among other things, to purchase PHC's aircraft (the "PHC Aircraft") for $3.3 million payable no later than May 30, 1997. Subsequent to March 31, 1997, GECAS, on behalf of FSB, and Nations Air agreed to extend the date by which Nations Air or its designee must purchase the PHC Aircraft to July 14, 1997. On that date FSB, as owner trustee for PHC, sold the PHC Aircraft to Nations Air's designee and received the purchase price of $3.3 million. On September 29, 1997 the Partnership received $690,946 as its share of the settlement payment before legal expenses.


6.    Engine Lease to CanAir

In April 1997, the Partnership and CanAir Cargo Ltd. (CanAir) agreed to extend the engine leases for seven months beyond the original lease expiration date of May 1997.

On July 28,  1997,  CanAir  obtained  an order  under the  Companies'  Creditors
Arrangement Act of Canada (the CCAA Order) from the Ontario Court of Justice, General Division. The CCAA Order restrains CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir leased three engines from the Partnership, and a total of five aircraft from Polaris Holding Company (PHC) and General Electric Capital Leasing Canada, Inc. (GECL Canada). CanAir had defaulted on its July and August 1997 engine rent and maintenance reserve payment obligations to the Partnership. On August 22, 1997, GE Capital Aviation Services, Inc. (GECAS) as agent for PHC, GECL Canada and the Partnership (together, the GECAS Parties), entered into an Aircraft Lease Purchase Agreement with Royal Aviation Inc. and Royal Cargo Inc. for the transfer of CanAir's future lease obligations to Royal Aviation Inc. Pursuant to this agreement, the leases were extended to August 2000 at the current lease rate and the Partnership received a security deposit of $45,000 from Royal Aviation.

CanAir still owes the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 is owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations. On October 29, 1997, CanAir filed a plan of reorganization with the court, which is subject to the approval of CanAir's creditors and the court. Pursuant to the plan of reorganization, CanAir proposes to pay the GECAS Parties approximately $800,000 from CanAir's future cash flows, with payment of the outstanding balance to be deferred and subordinated to other classes of creditors. There can be no assurance about the likelihood of the GECAS Parties receiving the outstanding amounts from CanAir or when any such payments would be made pursuant to the plan of reorganization. The court ordered an extension until November 20, 1997 of the stay under the CCAA Order in order to hold a vote of creditors to approve the plan. The vote of creditors is scheduled for November 17, 1997.

During the quarter ended September 30, 1997, the Partnership recorded an allowance for credit losses of $30,365 for the outstanding receivables from CanAir through August 21, 1997, after applying CanAir's security deposit of $20,925 towards the outstanding receivables due.

7.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                         Payments for the
                                        Three Months Ended        Payable at
                                        September 30, 1997    September 30, 1997
                                        ------------------    ------------------

Aircraft Management Fees                   $     -              $     4,500

Out-of-Pocket Administrative Expense
    Reimbursement                              44,496                24,229

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement          11,612               108,988
                                           ----------            ----------

                                           $   56,108           $   137,717
                                           ==========           ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 1997, Polaris Aircraft Income Fund I (the Partnership) owned three spare engines and certain inventoried aircraft parts. The three spare engines were leased to CanAir Cargo Ltd. (CanAir). CanAir's future obligations under the lease have been transferred to Royal Aviation, Inc., as discussed in
Note 6. In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. In May 1997, the Partnership sold its one remaining aircraft out of its original portfolio of eleven aircraft. The Boeing 737- 200 aircraft sold in May 1997 was formerly leased to Viscount Air Services, Inc. (Viscount) and subleased to Nations Air Express, Inc. (Nations Air), was returned to the Partnership in February 1997. Two engines formerly leased to Viscount, were returned to the Partnership in May and October 1996 and were sold in March 1997. One additional engine from these aircraft was sold to Viscount during 1995. Viscount's affiliates, Rock-It Cargo USA, Inc. (Rock-It Cargo) and Riverhorse Investments, Inc. (Riverhorse Investments) assumed the note for this engine sale in October 1996. The Partnership has sold five aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993 and the airframe from a Boeing 737-200 aircraft in April 1995 and two Boeing 737-200 aircraft in March 1997.


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

Engine Note Receivable - In April 1997, the Partnership received $408,496, as payment in full, of the outstanding engine finance sale note receivable, including accrued interest, due from Rock-It Cargo and Riverhorse Investments.

Sale of one Boeing 737-200 - In April 1997, the Partnership received a deposit of $250,000 toward the sales price of $1,000,000 for the sale of one Boeing 737-200 formerly leased to Viscount and subleased to Nations Air Express, Inc. The Partnership received the remaining $750,000 in May 1997. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of this aircraft, aggregating approximately $1,081,000, that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. As a result, the Partnership recognized a net gain of $1,051,169 on the sale of this aircraft during the second quarter of 1997.

Engine Lease to CanAir - In April 1997, the Partnership agreed to a lease extension for seven months beyond the original lease expiration date of May 1997. CanAir subsequently obtained an order under the Companies' Creditors Arrangement Act of Canada, as discussed in Note 6 to the financial statements.

During the quarter ended September 30, 1997, the Partnership recorded an allowance for credit losses of $30,365 for the outstanding receivables from CanAir through August 21, 1997, after applying CanAir's security deposit of $20,925 towards the outstanding receivables due.

On August 22, 1997, GE Capital Aviation Services, Inc. (GECAS) as agent for PHC, GECL Canada and the Partnership, entered into an "Aircraft Lease Purchase Agreement" with Royal Aviation Inc. and Royal Cargo Inc. (Royal Cargo) for the transfer of the leases with CanAir. Pursuant to this agreement, the leases were extended to August 2000 at the current lease rate and the Partnership received a security deposit of $45,000 from Royal Cargo.


Partnership Operations

The Partnership recorded net income of $820,423, or $1.19 per limited partnership unit, for the three months ended September 30, 1997, compared to a net loss of $140,670, or $0.83 per limited partnership unit, for the same period in 1996. The Partnership recorded net income of $3,042,277, or $13.43 per limited partnership unit, for the nine months ended September 30, 1997, compared to net income of $28,253 or an allocated net loss of $1.33 per unit for the same period in 1996. The Partnership reported improved operating results during the three and nine months ended September 30, 1997, as compared to the same periods in 1996.

During the three months ended September 30, 1997 the Partnership received a payment of $690,946 as its share of a settlement payment from Nations Air, before legal expenses. Included in revenues for the nine months ended September 30, 1997, is a gain from the sale of three aircraft totaling $1,832,673 as previously discussed in the notes to the financial statements.

During the third quarter of 1997, the Partnership recorded an allowance for credit losses of $30,365 against the net outstanding receivables from CanAir. The Partnership recorded an allowance for credit losses of $309,581 during the first quarter of 1996 for certain unpaid rent and accrued interest receivables from Viscount as a result of Viscount's default on certain obligations due the Partnership and Viscount's subsequent bankruptcy filing. The Partnership recorded an allowance for credit losses of $354,019 during the third quarter of 1996 for Viscount's outstanding balance of the line of credit and accrued interest. In addition, the Partnership recognized legal expenses of approximately $375,000 related to the Viscount defaults and Chapter 11 bankruptcy filing. These legal costs are included in operating expense in the Partnership's statement of operations for the nine months ended September 30, 1996.


Nations Air Settlement

As previously reported, First Security Bank, National Association (FSB), as trustee for the Partnership, filed an action against Nations Air Express, Inc. (Nations Air) to recover damages arising from Nations Air's possession and use of the Partnership's aircraft. On March 31, 1997, Nations Air entered into a comprehensive Settlement Agreement with FSB, Polaris Holding Company (PHC), the Partnership, Polaris Aircraft Income Fund II, Polaris Investment Management Corporation (General Partner) and GECAS (collectively, the "GECAS Parties"). Pursuant to the Settlement Agreement, Nations Air filed a Stipulated Judgment whereby Nations Air agreed, among other things, to purchase PHC's aircraft (the "PHC Aircraft") for $3.3 million payable no later than May 30, 1997. Subsequent to March 31, 1997, GECAS, on behalf of FSB, and Nations Air agreed to extend the date by which Nations Air or its designee must purchase the PHC Aircraft to July 14, 1997. On that date FSB, as owner trustee for PHC, sold the PHC Aircraft to Nations Air's designee and received the purchase price of $3.3 million. On
September 29, 1997 the Partnership received $690,946 as its share of the settlement payment before legal expenses.


Liquidity and Cash Distributions

Liquidity - The Partnership receives engine maintenance reserve payments from its lessee that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $1,345,123 as of September 30, 1997.

Cash Distributions - Cash distributions to limited partners for the three months ended September 30, 1997 were $6,116,427, or $36.25 per limited partnership unit. There were no cash distributions to limited partners for the three months ended September 30, 1996. Cash distributions were $7,466,259, or $44.25 per limited partnership unit and $2,530,935, or $15.00 per unit, for the nine months ended September 30, 1997 and 1996, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including receipt of rental payments from Royal Cargo.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1997 and June 30, 1997, there are a number of pending legal actions or proceedings involving the Partnership. Except as discussed below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada - On July 28, 1997, CanAir obtained an order under the Companies' Creditors Arrangement Act of Canada (the CCAA Order) from the Ontario Court of Justice, General Division. The CCAA Order restrains CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir leased three engines from the Partnership, and a total of five aircraft from Polaris Holding Company (PHC) and General Electric Capital Leasing Canada, Inc. (GECL Canada). CanAir had defaulted on its July and August 1997 engine rent and maintenance reserve payment obligations to the Partnership. On August 22, 1997, GE Capital Aviation Services, Inc. (GECAS) as agent for PHC, GECL Canada and the Partnership (together, the GECAS Parties), entered into an Aircraft Lease Purchase Agreement with Royal Aviation Inc. and Royal Cargo Inc. for the transfer of CanAir's future lease obligations to Royal Aviation Inc., as described in Item 2, under the caption "Remarketing Update -- Engine Lease to CanAir."

CanAir still owes the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 is owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations. On October 29, 1997, CanAir filed a plan of reorganization with the court, which is subject to the approval of CanAir's creditors and the court. Pursuant to the plan of reorganization, CanAir proposes to pay the GECAS Parties approximately $800,000 from CanAir's future cash flows, with payment of the outstanding balance to be deferred and subordinated to other classes of creditors. There can be no assurance about the likelihood of the GECAS Parties receiving the outstanding amounts from CanAir or when any such payments would be made pursuant to the plan of reorganization. The court ordered an extension until November 20, 1997 of the stay under the CCAA Order in order to hold a vote of creditors to approve the plan. The vote of creditors is scheduled for November 17, 1997.

Other Proceedings - Item 10 in Part III of the Partnership's  1996 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended June 30, 1997 and March 31, 1997 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the Partnership's 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.

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




        November 12, 1997                  By: /S/Marc A. Meiches
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