Form 10-K
period 1997-12-31
POLARIS AIRCRAFT INCOME FUND I
filed 1998-03-30
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

        ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                           Commission File No. 2-91762

                         POLARIS AIRCRAFT INCOME FUND I
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                 California                               94-2938977
       -------------------------------             -----------------------
       (State or other jurisdiction of             (IRS Employer I.D. No.)
       incorporation or organization)

        201 High Ridge Road, Stamford, Connecticut                06927
        ------------------------------------------             ----------
         (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (203) 357-3776

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1997.

                    Documents incorporated by reference: None

                       This document consists of 44 pages.

                                     PART I

Item 1.  Business

Polaris Aircraft Income Fund I (PAIF-I or the Partnership) was formed primarily to purchase and lease used commercial jet aircraft in order to provide distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-I was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2010. As of December 31, 1997, the only assets remaining were cash, three aircraft engines on lease and spare parts in inventory.

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

The Partnership leased three engines to CanAir Cargo Ltd. (CanAir) for three years beginning in May 1994. In 1997, the lease with CanAir was extended for seven months. In August 1997, the engine lease was transferred to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation) pursuant to an Aircraft Lease Purchase Agreement. Under this agreement, the leases were extended to August 2000 at the same rental rate.

The following table describes certain material terms of the Partnership's engine leases as of December 31, 1997.

                                  Number        Lease
  Lessee           Engine Type  of Engines   Expiration      Renewal Options
  ------           -----------  ----------   ----------      ---------------

  Royal Aviation     JT8D-9A        3          8/2000          None

Industry-wide, approximately 330 commercial jet aircraft were available for sale or lease at December 31, 1997, approximately 50 more than a year ago. At under 3% of the total available jet aircraft fleet, this is still a relatively low level of availability by industry historic standards. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following four years of strong traffic growth accompanied by rising yields, this trend reversed with many airlines reporting substantial profits since 1995. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996 and a further 1300 were ordered in 1997, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration (FAA) Stage 3 noise restrictions as discussed in the Industry Update section of Item 7. Older Stage 2 narrow-bodies and early wide-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period. Economic turmoil in Asia in the second half of 1997 has brought about a significant reduction in traffic growth in much of that region which is resulting in a number of new aircraft order deferrals and cancellations, mainly in the wide-body sector of the market with as yet no impact evident in other world markets. In 1996, several airline accidents also impacted the market for older Stage 2 aircraft.

Item 2.  Properties

At December 31, 1997, Polaris Aircraft Income Fund I (the Partnership) owned three engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The three engines are leased to Royal Aviation. In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. Two engines formerly leased to Viscount, were returned to the Partnership in 1996 and were sold in March 1997. One additional engine was sold to Viscount during 1995. The Partnership has sold six aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993, the airframe from a Boeing 737-200 aircraft in 1995 and three Boeing 737-200 aircraft in 1997.


Item 3.  Legal Proceedings

Viscount Air Services, Inc. (Viscount) Bankruptcy - As previously reported in the Polaris Aircraft Income Fund I (the Partnership) 1996 Form 10-K, all disputes between the Partnership and Viscount have been resolved, and there is no further pending litigation with Viscount. However, one of the Partnership's engines was located on an airframe (the "306 Aircraft") owned by Polaris Aircraft Income Fund II and formerly leased by Viscount. When Viscount rejected its lease of the 306 Aircraft, as authorized by the Bankruptcy Court, the 306 Aircraft was located at a maintenance facility owned by BAE Aviation, Inc. dba Tucson Aerospace, which asserted a mechanics' lien over the 306 Aircraft and the Partnership's engine. First Security Bank, National Association (FSB), as owner trustee of the 306 Aircraft and the Partnership's engine, filed suit to recover the airframe and engine and to determine the validity of the alleged mechanics' liens. On May 2, 1997, FSB filed a summary judgment motion and obtained summary judgment that the alleged liens do not extend to the Partnership's engine. No further claims are pending concerning the Partnership.

Mercury Air Group v. Aero Costa Rica (ACORI), S.A., et al. - As previously reported in the Partnership's 1996 Form 10-K, ACORI, Polaris Holding Company
(PHC) and FSB were sued by Mercury Air Group (Mercury) to enforce a foreclosure lien against an aircraft owned by FSB, as trustee for the Partnership. On June 3, 1997, Mercury filed a Notice of Voluntary Dismissal with Prejudice in respect of its claims against PHC and FSB and discharged the lien against the aircraft. No further claims are pending concerning the Partnership.

Nations Air Express (Nations Air) v. First Security Bank, National Association, et al. - As previously reported in the Partnership's 1996 Form 10-K, Nations Air filed suit against First Security Bank, National Association (FSB) as trustee for the Partnership, the Partnership, GE Capital Aviation Services, Inc. (GECAS) and Polaris Holding Company for allegedly fraudulently misleading Nations Air in connection with a lease. This action was dismissed with prejudice on February 10, 1997. Nations Air moved to set aside the dismissal, but subsequently withdrew its motion pursuant to a comprehensive Settlement Agreement dated as of March 31, 1997 (discussed below) which was entered into by Nations Air, First Security Bank, National Association, Polaris Holding Company, the Partnership, Polaris Aircraft Income Fund II, Polaris Investment Management Corporation and GECAS.

First Security Bank, National Association, as Owner Trustee v. Nations Air Express, Inc. - As previously reported in the Partnership's 1996 Form 10-K, First Security Bank, National Association (FSB) filed suit against Nations Air Express, Inc. (Nations Air) in connection with Nations Air's possession and use of two aircraft owned by PHC and FSB as trustee for the Partnership, respectively. Nations Air returned the Partnership's aircraft in February of 1997. On March 31, 1997, Nations Air entered into a comprehensive Settlement Agreement with FSB, Polaris Holding Company (PHC), the Partnership, Polaris Aircraft Income Fund II, Polaris Investment Management Corporation and GE Capital Aviation Services (GECAS) (collectively the "GECAS Parties"). Pursuant to the Settlement Agreement, Nations Air filed a Stipulated Judgment whereby Nations Air agreed, among other things, to purchase the aircraft owned by FSB as trustee for PHC (the "PHC Aircraft") for $3.3 million payable no later than May 30, 1997. Subsequently, GECAS, on behalf of FSB, and Nations Air agreed to extend the date by which Nations Air or its designee must purchase the PHC Aircraft to July 14, 1997. On that date FSB sold the PHC Aircraft to Nations Air's designee and received the purchase price of $3.3 million. Pending receipt of certain certificates from Nations Air, FSB will execute a Satisfaction of Judgment in this action, and the GECAS Parties will execute a release, releasing Nations Air from any claims related to any transaction between the GECAS Parties and Nations Air. The Partnership received $690,946 as its share of the settlement payment before legal expenses in September 1997.

Markair, Inc. (Markair) Bankruptcy - As previously reported in the Partnership's 1996 Form 10-K, Markair commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On June 11, 1992, the Partnership filed a proof of claim in the case to recover damages for past due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft that were leased by Markair. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allowing the Partnership to retain the security deposits and maintenance reserves previously posted by Markair. The stipulation also allowed the Partnership an unsecured claim against Markair for $445,000, which was converted to subordinated debentures during 1994. Markair has defaulted on its payment obligations on such debentures. On April 14, 1995, Markair commenced new reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On October 25, 1995, Markair converted its Chapter 11 reorganization proceeding into a proceeding under Chapter 7 of the United States Bankruptcy Code in the same court. The trustee, Key Bank of Washington, took steps to protect the interests of the debenture holders, including the Partnership, by filing proofs of claim in this proceeding.

Braniff, Inc. (Braniff) Bankruptcy - As previously reported in the Partnership's 1996 Form 10-K, in September 1989, Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. On September 26, 1990 the Partnership filed a proof of claim to recover unpaid rent and other damages, and on November 27, 1990, the Partnership filed a proof of administrative claim to recover damages for detention of aircraft, non-compliance with court orders and post-petition use of engines as well as liquidated damages. On July 27, 1992, the Bankruptcy Court approved a stipulation embodying a settlement among the Partnership, the Braniff creditor committees and Braniff in which it was agreed that the Partnership would be allowed an administrative claim in the bankruptcy proceeding of approximately $2,076,923. As the final disposition of the Partnership's claim in the Bankruptcy proceedings, the Partnership was permitted by the Bankruptcy Court to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate nine Stage 2 aircraft and has been allowed a net remaining unsecured claim of $6,923,077 in the proceedings.

Jet Fleet Bankruptcy - As previously reported in the Partnership's 1996 Form 10-K, in September 1992, Jet Fleet, lessee of one of the Partnership's aircraft, defaulted on its obligations under the lease for the Partnership's aircraft by failing to pay reserve payments and to maintain required insurance. The
Partnership repossessed its Aircraft on September 28, 1992. Thereafter, Jet Fleet filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 13, 1993, the Partnership filed a proof of claim in the Jet Fleet bankruptcy to recover its damages. The bankrupt estate was subsequently determined to be insolvent. Therefore, no payment of the Partnership's claim can be expected. However, no action on the Partnership's proof of claim has been taken by the Bankruptcy Court.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. On December 2, 1997, the trial court issued a scheduling order setting a September 7, 1998 trial date.

Riskind, et al. v. Prudential Securities, Inc., et al. - This action was filed in the District Court of the 165 Judicial District, Maverick County, Texas, on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. A second amended original petition names the Partnership, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. Kidder, Peabody & Co. was added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. On February 26, 1997, the court issued an order notifying the remaining plaintiffs that the action would be dismissed on April 21, 1997 for want of prosecution unless the plaintiffs showed cause why the action should not be dismissed. This action was dismissed for want of prosecution in April of 1997.

Howland, et al. v. Polaris Holding Company, et al. - This action was transferred to the multi-district litigation in the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, which has been settled as discussed in Part III, Item 10 below.

Adams, et al. v. Prudential Securities, Inc., et al. - This action was transferred to the multi-district litigation on the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, which has been settled as discussed in Item 10 of Part III below.

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada - On July 28, 1997, CanAir obtained an order under the Companies' Creditors Arrangement Act of Canada (the CCAA Order) from the Ontario Court of Justice, General Division. The CCAA Order restrained CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir leased three engines from the Partnership, and a total of five aircraft from Polaris Holding Company (PHC) and General Electric Capital Leasing Canada, Inc. (GECL Canada). CanAir had defaulted on its July and August 1997 engine rent and maintenance reserve payment obligations to the Partnership. On August 22, 1997, GE Capital Aviation Services, Inc. (GECAS), as agent for PHC, GECL Canada and the Partnership (collectively, the GECAS Parties), entered into an Aircraft Lease Purchase Agreement with Royal Aviation Inc. and Royal Cargo Inc. for the transfer of CanAir's future lease obligations to Royal Aviation Inc., as described in Item 7 under the caption "CanAir Default and Transfer of Engine Lease to Royal Aviation."

CanAir still owes the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 is owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations. On October 29, 1997, CanAir filed a plan of reorganization with the court, which is subject to the approval of CanAir's creditors and the court. The plan was defeated by a vote of the secured creditors on November 24, 1997.

On January 26, 1998, the court appointed receiver on behalf of CanAir's creditors seized CanAir's assets and offered them for public sale. A number of offers have been received and are currently being negotiated by the receiver. However, there can be no assurance that any of the transactions being negotiated by the receiver will be consummated.

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

b)       Number of Security Holders:

                                                  Number of Record Holders
         Title of Class                           as of December 31, 1997
         --------------                           ------------------------

         Limited Partnership Interest:                      6,399

         General Partnership Interest:                          1

c)       Dividends:

         Distributions of cash from operations commenced in 1987. The Partnership made cash distributions to limited partners of $7,466,258 and $2,530,935, or $44.25 and $15.00 per limited partnership unit during 1997 and 1996, respectively.


Item 6.  Selected Financial Data

                                                     For the years ended December 31,
                                                     --------------------------------

                                   1997           1996            1995           1994           1993
                                   ----           ----            ----           ----           ----

Revenues                     $  3,643,495   $  2,781,212    $  3,196,035   $  3,081,215   $  2,823,141

Net Income (Loss)               3,188,131       (591,415)        446,293        829,960     (3,084,396)

Net Income (Loss)
  allocated to Limited
  Partners                      1,341,903       (838,569)        298,425        686,691     (3,193,583)

Net Income (Loss) per
  Limited Partnership Unit           7.95          (4.97)           1.77           4.07         (18.93)

Cash Distributions per
  Limited Partnership
  Unit                              44.25          15.00            8.50           8.00           8.30

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit                  44.25          15.00            8.50           8.00           8.30

Total Assets                    7,366,511     14,254,000      16,288,799     16,487,091     16,831,113

Partners' Capital               5,315,716     10,423,428      13,826,993     14,974,251     15,644,104


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1997, Polaris Aircraft Income Fund I (the Partnership) owned three engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The three engines are leased to Royal Aviation. In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts. Two engines formerly leased to Viscount, were returned to the Partnership in 1996 and were sold in March 1997. One additional engine was sold to Viscount during 1995. The Partnership has sold six aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993, the airframe from a Boeing 737-200 aircraft in 1995 and three Boeing 737-200 aircraft in 1997.


Remarketing Update

Sale of two Boeing 737-200s - In March 1997, the Partnership sold two Boeing 737-200s and two spare engines formerly leased to Viscount for total consideration of $1,620,000. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of these aircraft aggregating approximately $968,000 that had been held by the Partnership to offset potential future maintenance expenses for these aircraft. As a result, the Partnership recognized a net gain of $781,504 on the sale of these aircraft during 1997.

Engine Note Receivable - In April 1997, the Partnership received $408,496, as prepayment in full, of the outstanding engine finance sale note receivable, including accrued interest, due from Rock-It Cargo and Riverhorse Investments.

Sale of one Boeing 737-200 - In May 1997, the Partnership sold one Boeing 737-200 formerly leased to Viscount and subleased to Nations Air Express, Inc. for total consideration of $1,000,000. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of this aircraft, aggregating approximately $1,081,000, that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. As a result, the Partnership recognized a net gain of $1,051,169 on the sale of this aircraft during 1997.

CanAir Default and Transfer of Engine Lease to Royal Aviation - In April 1997, the Partnership and CanAir Cargo Ltd. (CanAir) agreed to extend the engine leases for seven months beyond the original lease expiration date of May 1997.

On July 28,  1997,  CanAir  obtained  an order  under the  Companies'  Creditors
Arrangement Act of Canada (the CCAA Order) from the Ontario Court of Justice, General Division. The CCAA Order restrained CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir leased three engines from the Partnership, and a total of five aircraft from Polaris Holding Company (PHC) and General Electric Capital Leasing Canada, Inc. (GECL Canada). CanAir had defaulted on its July and August 1997 engine rent and maintenance reserve payment obligations to the Partnership. On August 22, 1997, GE Capital Aviation Services, Inc. (GECAS) as agent for PHC, GECL Canada and the Partnership (together, the GECAS Parties), entered into an Aircraft Lease Purchase Agreement with Royal Aviation Inc. and Royal Cargo Inc. for the transfer of CanAir's future lease obligations to Royal Aviation Inc. (Royal Aviation). Pursuant to this agreement, the leases were extended to August 2000 at the current lease rate and the Partnership received a security deposit of $45,000 from Royal Aviation.

CanAir still owes the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 is owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations. On October 29, 1997, CanAir filed a plan of reorganization with the court, which is subject to the approval of CanAir's creditors and the court. The plan was defeated by a vote of the secured creditors on November 24, 1997.

On January 26, 1998, the court appointed receiver on behalf of CanAir's creditors seized CanAir's assets and offered them for public sale. A number of offers have been received and are currently being negotiated by the receiver. However, there can be no assurance that any of the transactions being negotiated by the receiver will be consummated.

During 1997, the Partnership recorded an allowance for credit losses of $30,365 for the outstanding receivables from CanAir through August 21, 1997, after applying CanAir's security deposit of $20,925 towards the outstanding receivables due.


Partnership Operations

The Partnership reported net income of $3,188,131, or $7.95 per limited partnership unit for the year ended December 31, 1997, compared to a net loss of $591,415, or $4.97 per limited partnership unit for the year ended December 31, 1996, and net income of $446,293, or $1.77 per limited partnership unit for the year ended December 31, 1995. The improvement in operating results in 1997, as compared to 1996, was primarily the result of gains on the sale of aircraft of $1,832,673 and the related lower depreciation expense in 1997. Additionally, the Partnership received a settlement from Nations Air in the amount of $690,946 in 1997. The decline in operating results in 1996, as compared to 1995, is the result of increased depreciation expense for declines in the estimated realizable values of the Partnership's aircraft, as discussed in the Industry Update section, as well as lower rental and other revenues.

During 1997, 1996 and 1995, the Partnership recorded allowances for credit losses of $30,365, $1,055,050 and $956,015, respectively for outstanding receivables from CanAir, Viscount and Nations Air. GECAS, on behalf of the Partnership, entered into a Stipulation and Agreement with Viscount on September 18, 1996. This Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount.

Depreciation adjustments in 1996 and 1995 were approximately $400,000 and $115,000, respectively, for declines in the estimated realizable values of the Partnership's aircraft and aircraft inventory, as discussed later in the Industry Update section. In determining the 1996 impairment loss, the Partnership estimated the fair value of the aircraft and equipment based on the estimated sale price less cost to sell, and then deducted this amount from the carrying value of the aircraft.

In 1995, the Partnership agreed to share in the cost of certain heavy maintenance work performed on the Boeing 737-200 aircraft sub-leased to Nations Air by Viscount. The Partnership recognized approximately $574,000 of this heavy maintenance work as operating expense in 1995. The Partnership recorded legal expenses of approximately $414,000 related to the Viscount defaults and Chapter 11 bankruptcy filing, which are included in operating expense in the Partnership's 1996 statement of operations.

Liquidity and Cash Distributions

Liquidity - As discussed in Note 8 to the financial statements, the Viscount Stipulation and Agreement specifies, among other things, that the Partnership waive its pre- and post-petition claims against Viscount for amounts due and unpaid. As a result, the Partnership recorded an additional allowance for credit losses of $643,600 in 1996, representing Viscount's outstanding balance of rents, the line of credit and accrued interest. In addition, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount. Viscounts affiliates, Rock-It Cargo and Riverhorse Investments, assumed the engine finance sale note from Viscount and agreed to pay the note balance, including past due interest, in 45 installments beginning on October 31, 1996. This note was prepaid in full in April 1997.

As discussed in Notes 7 and 8 to the financial statements, Nations Air was delinquent on its maintenance cost-sharing payments to the Partnership. In addition, under the prior Nations Air sublease with Viscount, Nations Air paid rent and maintenance reserve payments directly to the Partnership. These payments continued through September 1996 and Nations Air had not paid the rent and maintenance reserve payments since October 1996. Nations Air returned the aircraft to the Partnership in February 1997. As a result, the Partnership has recorded an allowance for credit losses of $411,450, representing the outstanding amounts due from Nations Air at December 31, 1996. In September 1997, the Partnership received $690,946 as its share of a settlement with Nations Air, as discussed in Note 7.

The Partnership receives maintenance reserve payments from certain lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $1,466,687 as of December 31, 1997.

The Partnership received payments of $252,112 in 1997 from the sale of parts from the four disassembled aircraft. The remaining net book value of the aircraft inventory was fully recovered during 1995. Payments of approximately $477,832 and $604,562 had been received during 1996 and 1995, respectively, from the sales of parts from the four disassembled aircraft.

PIMC has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds in the event that the engines presently on lease to Royal Aviation require remarketing and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during 1997, 1996 and 1995 were $7,466,258, $2,530,935 and $1,434,196, respectively. Cash distributions per limited partnership unit were $44.25, $15.00 and $8.50 during 1997, 1996 and 1995, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the receipt of rental payments from Royal Aviation.


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

Viscount defaulted on and was unable to cure its September 1996 rent obligations. However, Viscount took the position that it was entitled to certain offsets and asserted defenses to the September rent obligations. On September 18, 1996, GECAS (on behalf of the Partnership and other entities) and Viscount entered into a Stipulation and Agreement by which Viscount agreed to voluntarily return all of the Partnership's aircraft and engines, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Partnership would waive its right to pre- and post-petition claims against Viscount for amounts due and unpaid.

The Stipulation and Agreement provided that upon the return and surrender of possession of the Partnership's three airframes and eight engines (two of which were spare engines), Viscount's rights and interests therein would terminate. As of October 1, 1996, Viscount had returned (or surrendered possession of) all of the Partnership's airframes and engines. One of the returned airframes (together with one installed engine) was in the possession of and being operated by Nations Air. Six of the seven returned engines were in the possession of certain maintenance facilities and required maintenance work in order to be made operable. Viscount returned the Partnership's remaining airframe and one installed engine on October 1, 1996. Nations Air returned this airframe and one installed engine to the Partnership in February 1997. These three airframes and six of the engines were sold in 1997.

A consignment agreement has been entered into with a sales agent for the disposal of the spare parts inventory recovered from Viscount. Given that many of the parts require repair/overhaul, the cost of which is not accurately determinable in advance, and the inherent uncertainty of sales prices for used spare parts, there remains uncertainty as to whether the Partnership will derive further proceeds from the sale of this inventory.

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

During 1996 and 1995, the Partnership recorded allowances for credit losses of $1,055,050 and $956,015, respectively for outstanding receivables from Viscount and Nations Air. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and had written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received.

The Partnership evaluated the condition of the returned equipment and estimated that very substantial maintenance and refurbishment costs aggregating approximately $3.2 million would be required if the Partnership decided to re-lease the returned aircraft and spare engines. Alternatively, if the Partnership decided to sell the returned aircraft and spare engines, such sale could be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. Based on its evaluation, the Partnership concluded that a sale of the remaining aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership. These aircraft were subsequently sold in 1997.

As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $180,000 and $414,000, which are reflected in operating expense in the Partnership's 1997 and 1996 statement of operations, respectively.


Claims Related to Lessee Defaults

Receipt of Nations Air Settlement - First Security  Bank,  National  Association
(FSB), as owner trustee for the Partnership, filed an action against Nations Air Express, Inc. (Nations Air) to recover damages arising from Nations Air's possession and use of the Partnership's aircraft. On March 31, 1997, Nations Air entered into a comprehensive Settlement Agreement with FSB, Polaris Holding Company (PHC), the Partnership, Polaris Aircraft Income Fund II, Polaris Investment Management Corporation (General Partner) and GE Capital Aviation Services (GECAS) (collectively, the "GECAS Parties"). Pursuant to the Settlement Agreement, Nations Air filed a Stipulated Judgment whereby Nations Air agreed, among other things, to purchase PHC's aircraft (the "PHC Aircraft") for $3.3 million payable no later than May 30, 1997. Subsequent to March 31, 1997, GECAS, on behalf of FSB, and Nations Air agreed to extend the date by which Nations Air or its designee must purchase the PHC Aircraft to July 14, 1997. On that date FSB, as owner trustee for PHC, sold the PHC Aircraft to Nations Air's designee and received the purchase price of $3.3 million. On September 29, 1997 the Partnership received $690,946 as its share of the settlement payment before legal expenses.

Receipt of American Air Lease, Inc. (American Air Lease) Claim - The Partnership filed suit in 1991 seeking damages for unpaid rent and other defaults against lessee American Air Lease and guarantor Americom Leasing Group, Inc. (Americom). In November 1994, the Partnership received $91,452 representing settlement of Americom's and American Air Lease's obligation to pay the original settlement judgement. The Partnership was also entitled to retain security deposits in the amount of $74,075. The Partnership settled its claim against the insurers of American Air Lease for payment of insurance proceeds of $400,000. The Partnership received the $400,000 in July 1995 and recognized the full amount as revenue in claims related to lessee defaults in the 1995 statement of operations.

Markair, Inc. (Markair) Claim - As discussed in Item 3, the Partnership terminated the leases and repossessed the two aircraft in June 1992 and Markair filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership filed a proof of claim in the case to recover damages for past-due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allows the Partnership to retain the security deposits and maintenance reserves and an unsecured claim against Markair for $445,000 which was converted to 10% subordinated debentures during 1994. During 1995, the Partnership received nominal principal and interest payments, which were recorded as revenue in the 1995 statement of operations. Markair has defaulted on its payment obligations on the debentures, and the trustee, Key Bank of Washington, took steps to protect the interests of the debenture holders, including the Partnership, by filing proofs of claim in the proceeding.

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

The   Partnership's   existing   leases  require  the  lessee  to  maintain  the
Partnership's engines in accordance with an FAA-approved maintenance program during the lease term.

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

At December 31, 1997, the Partnership's portfolio consisted of three Stage 2 engines. Hushkit modifications, which allow Stage 2 engines to meet Stage 3 requirements, are available for the Partnership's aircraft engines. However, while technically feasible, hushkits may not be cost effective due to the age and maintenance condition of the engines and the time required to fully amortize the additional investment.

Demand for Aircraft - Industry-wide, approximately 330 commercial jet aircraft were available for sale or lease at December 31, 1997, approximately 50 more than a year ago. At under 3% of the total available jet aircraft fleet, this is still a relatively low level of availability by industry historic standards. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following four years of strong traffic growth accompanied by rising yields, this trend reversed with many airlines reporting substantial profits since 1995. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996 and a further 1300 were ordered in 1997, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, whereas older Stage 2 narrow-bodies and early wide-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period. Economic turmoil in Asia in the second half of 1997 has brought about a significant reduction in traffic growth in much of that region which is resulting in a number of new aircraft order deferrals and cancellations, mainly in the wide-body sector of the market with as yet no impact evident in other world markets.

The General Partner believes that, in addition to the factors cited above, the deteriorated market for these aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification as previously discussed.

Item 8.  Financial Statements and Supplementary Data











                         POLARIS AIRCRAFT INCOME FUND I






              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Polaris Aircraft Income Fund I:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund I (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund I as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
    January 23, 1998

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                          1997          1996
                                                          ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $  6,466,511   $ 10,065,652

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of $30,365 in 1997
  and $233,913 in 1996                                      --           18,816

NOTES RECEIVABLE, net of  allowance for credit
  losses of $177,537 in 1996                                --          418,145

AIRCRAFT AND AIRCRAFT ENGINES, net of
  accumulated depreciation of $60,000 in 1997 and
  $20,823,462 in 1996                                    900,000      3,751,387
                                                    ------------   ------------

                                                    $  7,366,511   $ 14,254,000
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $     42,286   $     77,676

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                            446,822        464,603

SECURITY DEPOSITS                                         95,000         70,925

MAINTENANCE RESERVES                                   1,466,687      3,217,368
                                                    ------------   ------------

       Total Liabilities                               2,050,795      3,830,572
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):

  General Partner                                        392,302       (624,341)
  Limited Partners, 168,729 units
     issued and outstanding                            4,923,414     11,047,769
                                                    ------------   ------------

       Total Partners' Capital                         5,315,716     10,423,428
                                                    ------------   ------------

                                                    $  7,366,511   $ 14,254,000
                                                    ============   ============


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                            1997         1996           1995
                                            ----         ----           ----
REVENUES:
  Rent from operating leases           $   360,000   $ 1,763,400    $ 2,073,250
  Interest                                 506,984       524,479        592,382
  Gain on sale of aircraft and
    equipment                            1,832,673          --           17,849
  Gain on sale of aircraft inventory       252,112       477,832            558
  Lessee settlement and other              691,726        15,501        511,996
                                       -----------    ----------    -----------

       Total Revenues                    3,643,495     2,781,212      3,196,035
                                       -----------    ----------    -----------

EXPENSES:
  Depreciation                              15,000     1,656,729        896,176
  Management fees to general partner        18,000        63,337         63,294
  Provision for credit losses               30,365     1,055,050        956,015
  Operating                                215,384       425,146        650,685
  Administration and other                 176,615       172,365        183,572
                                       -----------    ----------    -----------

       Total Expenses                      455,364     3,372,627      2,749,742
                                       -----------    ----------    -----------

NET INCOME (LOSS)                      $ 3,188,131   $  (591,415)   $   446,293
                                       ===========   ===========    ===========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER               $ 1,846,228   $   247,154    $   147,868
                                       ===========   ===========    ===========

NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS                  $ 1,341,903   $  (838,569)   $   298,425
                                       ===========   ===========    ===========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT             $      7.95   $     (4.97)   $      1.77
                                       ===========   ===========    ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                     General         Limited
                                     Partner        Partners          Total
                                     -------        --------          -----

Balance, December 31, 1994        $   (578,793)   $ 15,553,044    $ 14,974,251

    Net income                         147,868         298,425         446,293

    Cash distributions to
      partners                        (159,355)     (1,434,196)     (1,593,551)
                                  ------------    ------------    ------------

Balance, December 31, 1995            (590,280)     14,417,273      13,826,993

    Net income (loss)                  247,154        (838,569)       (591,415)

    Cash distributions to
      partners                        (281,215)     (2,530,935)     (2,812,150)
                                  ------------    ------------    ------------

Balance, December 31, 1996        $   (624,341)   $ 11,047,769    $ 10,423,428

    Net income                       1,846,228       1,341,903       3,188,131

    Cash distributions to
      partners                        (829,585)     (7,466,258)     (8,295,843)
                                  ------------    ------------    ------------

Balance, December 31, 1997        $    392,302    $  4,923,414    $  5,315,716
                                  ============    ============    ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              1997           1996             1995
                                                              ----           ----             ----

OPERATING ACTIVITIES:
  Net income (loss)                                      $  3,188,131    $   (591,415)   $    446,293
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                             15,000       1,656,729         896,176
     Gain on sale of aircraft inventory                      (252,112)       (477,832)           (558)
     Gain on sale of aircraft and equipment                (1,832,673)           --           (17,849)
     Provision for credit losses                               30,365       1,055,050         956,015
     Changes in operating assets and liabilities:
       Decrease (increase) in rent and other
         receivables                                          (11,549)       (524,243)        261,849
       Increase (decrease) in payable to affiliates           (35,390)         25,919         (50,531)
       Increase (decrease) in accounts payable and
         accrued liabilities                                  (17,781)        366,193          52,453
       Increase (decrease) in lessee security deposits         24,075         (75,000)         20,925
       Increase in maintenance reserves                       298,379       1,051,654         926,119
                                                         ------------    ------------    ------------

         Net cash provided by operating activities          1,406,445       2,487,055       3,490,892
                                                         ------------    ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                            2,620,000            --              --
  Proceeds from sale of airframe                                 --              --           300,000
  Increase in capitalized costs                                  --              --          (244,000)
  Increase in notes receivable                                   --              --          (418,216)
  Principal payments on notes receivable                      418,145         105,600         180,676
  Net proceeds from sale of aircraft inventory                252,112         477,832         604,562
                                                         ------------    ------------    ------------

         Net cash provided by investing activities          3,290,257         583,432         423,022
                                                         ------------    ------------    ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                           (8,295,843)     (2,812,150)     (1,593,551)
                                                         ------------    ------------    ------------

         Net cash used in financing activities             (8,295,843)     (2,812,150)     (1,593,551)
                                                         ------------    ------------    ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                              (3,599,141)        258,337       2,320,363

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                        10,065,652       9,807,315       7,486,952
                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                            $  6,466,511    $ 10,065,652    $  9,807,315
                                                         ============    ============    ============


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund I (PAIF-I or the Partnership), a California limited partnership, maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and Cash Equivalents are stated at cost, which approximates fair value.

Aircraft and Depreciation - Prior to disposition, aircraft were recorded at cost, which included acquisition costs. Depreciation to an estimated residual value was computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 12 years. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service. The remaining aircraft engines are being depreciated to an estimated residual value using the straight line method over their estimated economic life.

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each asset's economic life based on estimated residual values obtained from independent parties. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the asset is increased.

If the projected net cash flow for each aircraft or engine (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft or engine, an impairment loss is recognized.

Capitalized Costs - Modification and maintenance costs which are determined to increase the value or extend the useful life of the remaining assets are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation for impairment as discussed above.

Aircraft Inventory - Proceeds from sales had been applied against inventory until the book value was fully recovered. The remaining book value of the inventory was recovered in 1995. Proceeds in excess of the inventory net book value are recorded as revenue when received.

Operating Leases - The remaining leases are accounted for as operating leases. Operating lease revenues are recognized in equal installments over the terms of the leases.

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

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income (loss), and the number of units outstanding for the years ended December 31, 1997, 1996 and 1995.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Receivables - The Partnership has recorded an allowance for credit losses for certain impaired note and rents receivable as a result of uncertainties regarding their collection as discussed in Note 6 and Note 8. The Partnership recognizes revenue on impaired notes and receivables only as payments are received.

                                           1997                   1996
                                           ----                   ----
      Allowance for credit losses,
         beginning of year            $    (411,450)        $    (956,015)
      Provision for credit losses           (30,365)           (1,055,050)
      Write-downs                           411,450             1,585,362
      Collections                            -                     14,253
                                      -------------         -------------
      Allowance for credit losses,
         end of year                  $     (30,365)        $    (411,450)
                                      =============         =============


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

3.       Aircraft and Aircraft Engines

At December 31, 1997, the Partnership owned three engines and certain inventoried aircraft parts from its original portfolio of eleven used commercial jet aircraft. The remaining leases are net operating leases, requiring the lessees to pay all operating expenses associated with the engines during the lease term. In addition, the leases require the lessees to comply with Airworthiness Directives which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term. In addition to basic rent, the lessees are generally required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met.

Three Aircraft Engines - The Partnership leased two engines from an airframe previously sold and one engine previously leased to Viscount, to CanAir Cargo Ltd. (CanAir) beginning in May 1994 for 36 months. The rental rate was variable based on usage through August 1994. Beginning in September 1994 through the end of the lease term in May 1997, the rental rate was fixed at $10,000 per engine per month. In April 1997, the engine lease with CanAir was extended for seven months at the same lease rate. CanAir defaulted on its lease obligations to the Partnership in July 1997. In August 1997 the lease was transferred to Royal Aviation Inc. and Royal Air Cargo, Inc. (Royal Air) and the lease term was extended to August 2000 at the current lease rate (see Note 6).

The following is a schedule by year of future minimum rental revenue under the existing leases:

                Year                                 Amount
                ----                                 ------
                1998                           $      360,000
                1999                                  360,000
                2000                                  240,000
                2001                                   -
                2002 and thereafter                    -
                                               --------------

                Total                          $      960,000
                                               ==============

The Partnership recognized impairment losses aggregating approximately $400,000 and $115,000, or $2.37 and $0.67 per limited Partnership unit, as increased depreciation expense in 1996 and 1995, respectively. In 1996, the Partnership concluded that a sale of the returned aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership. In determining the impairment loss, the Partnership estimated the fair value of the aircraft and equipment based on the estimated sale price less cost to sell, and then deducted this amount from the carrying value of the aircraft.

The Partnership used information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values of its aircraft. The Partnership will use similar information, plus available information and estimates related to the Partnership's engines, to determine an estimate of fair value to measure impairment. The estimates of fair value can vary dramatically depending on the condition of the specific engine and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

4.       Sale of Aircraft and Engines

Sale of Engine - In 1995, the Partnership sold an engine to Viscount for a sales price of $461,849 and recorded a gain on sale of $17,849. The Partnership recorded a note receivable for the sales price and agreed to accept payment in 57 installments of $10,500, with interest at a rate of 11.265% per annum. As discussed in Note 8, Viscount defaulted on certain payments due the Partnership, including payments on this note receivable. In October 1996, Viscount's affiliates, Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc., assumed Viscount's engine finance sale note to the Partnership as discussed in Note 8. In April 1997, the Partnership received $408,496, as a prepayment in full, of the outstanding engine finance sale note receivable, including accrued interest, due from Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc.

Sale of two Boeing 737-200s - In March 1997, the Partnership sold two Boeing 737-200s and two spare engines formerly leased to Viscount Air Services, Inc. (Viscount) for total consideration of $1,620,000. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of these aircraft aggregating approximately $968,000 that had been held by the Partnership to offset potential future maintenance expenses for these aircraft. As a result, the Partnership recognized a net gain of $781,504 on the sale of these aircraft during the first quarter of 1997.

Sale of one Boeing 737-200 - In May 1997, the Partnership sold one Boeing 737-200 formerly leased to Viscount and subleased to Nations Air Express, Inc. for total consideration of $1,000,000. The Partnership received the remaining $750,000 in May 1997. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of this aircraft, aggregating approximately $1,081,000, that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. As a result, the Partnership recognized a net gain of $1,051,169 on the sale of this aircraft during the second quarter of 1997.


5.       Disassembly of Aircraft

In an attempt to maximize the economic return from its off-lease aircraft, the Partnership entered into an agreement with Soundair, Inc. (Soundair) on October 31, 1992, for the disassembly of certain of the Partnership's aircraft and the sale of their component parts.

The Partnership had incurred the cost of disassembly and receives the proceeds from the sale of such parts, net of overhaul expenses if necessary, and commissions paid to Soundair. Disassembly of the aircraft has been completed.

During 1995, the Partnership recorded a downward adjustment to the inventory value of $115,000, to reflect the current estimate of net realizable aircraft inventory value. This adjustment was reflected as increased depreciation expense in the corresponding years' statement of operations.

The Partnership received net proceeds from the sale of aircraft inventory of $252,112, $477,832 and $604,562, during 1997, 1996 and 1995, respectively. The net book value of the aircraft inventory was recovered during 1995. As a result, the excess proceeds from the sale of aircraft inventory have been recorded as gain on sale of aircraft inventory in the corresponding years' statement of operations.

6.       CanAir Default and Transfer of Engine Lease to Royal Aviation

In April 1997, the Partnership and CanAir agreed to extend the existing engine leases for seven months beyond the original lease expiration date of May 1997.

On July 28,  1997,  CanAir  obtained  an order  under the  Companies'  Creditors
Arrangement Act of Canada (the CCAA Order) from the Ontario Court of Justice, General Division. The CCAA Order restrained CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir leased three engines from the Partnership, and a total of five aircraft from Polaris Holding Company (PHC) and General Electric Capital Leasing Canada, Inc. (GECL Canada). CanAir had defaulted on its July and August 1997 engine rent and maintenance reserve payment obligations to the Partnership. On August 22, 1997, GE Capital Aviation Services, Inc. (GECAS) as agent for PHC, GECL Canada and the Partnership (together, the GECAS Parties), entered into an Aircraft Lease Purchase Agreement with Royal Aviation Inc. and Royal Cargo Inc. for the transfer of CanAir's future lease obligations to Royal Aviation Inc. (Royal Aviation). Pursuant to this agreement, the leases were extended to August 2000 at the current lease rate and the Partnership received a security deposit of $45,000 from Royal Aviation.

CanAir still owes the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 is owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations. On October 29, 1997, CanAir filed a plan of reorganization with the court, which was subject to the approval of CanAir's creditors and the court. The plan was defeated by a vote of the secured creditors on November 24, 1997.

On January 26, 1998, the court appointed receiver on behalf of CanAir's creditors seized CanAir's assets and offered them for public sale. A number of offers have been received and are currently being negotiated by the receiver. However, there can be no assurance that any of the transactions being negotiated by the receiver will be consummated.

During 1997, the Partnership recorded an allowance for credit losses of $30,365 for the outstanding receivables from CanAir through August 21, 1997, after applying CanAir's security deposit of $20,925 towards the outstanding receivables due.


7.       Claims Related to Lessee Defaults

Nations Air - First Security Bank, National Association (FSB), as owner trustee for the Partnership, filed an action against Nations Air Express, Inc. (Nations
Air) to recover damages arising from Nations Air's possession and use of the Partnership's aircraft. On March 31, 1997, Nations Air entered into a comprehensive Settlement Agreement with FSB, Polaris Holding Company (PHC), the Partnership, Polaris Aircraft Income Fund II, Polaris Investment Management Corporation (General Partner) and GE Capital Aviation Services (GECAS) (collectively, the "GECAS Parties"). Pursuant to the Settlement Agreement, Nations Air filed a Stipulated Judgment whereby Nations Air agreed, among other things, to purchase PHC's aircraft (the "PHC Aircraft") for $3.3 million payable no later than May 30, 1997. Subsequent to March 31, 1997, GECAS, on behalf of FSB, and Nations Air agreed to extend the date by which Nations Air or its designee must purchase the PHC Aircraft to July 14, 1997. On that date FSB, as owner trustee for PHC, sold the PHC Aircraft to Nations Air's designee and received the purchase price of $3.3 million. On September 29, 1997 the Partnership received $690,946 as its share of the settlement payment before legal expenses.

American Air Lease - The Partnership filed suit in 1991 seeking damages for unpaid rent and other defaults against lessee American Air Lease and guarantor Americom Leasing Group, Inc. (Americom). American Air Lease and the Partnership reached a settlement consisting of certain cash payments, return of the aircraft and participation in any recovery proceeds of American Air Lease's default judgment against its lessee, Pan African Airways. Concurrent with the court-approved settlement agreement, in December 1992, the lease was terminated and the Partnership took possession of the aircraft. The Partnership proceeded to recover under the judgment through collection of insurance claim proceeds from insurers and judicial enforcement in New York against American Air Lease. The aircraft was transferred to aircraft inventory in 1993 and has been disassembled for sale of its component parts (Note 5). In November 1994, the Partnership received $91,452 representing settlement of Americom's and American Air Lease's obligation to pay the original settlement judgement. The Partnership was also entitled to retain security deposits in the amount of $74,075. Both amounts were recognized as revenue in claims related to lessee defaults in the 1994 statement of operations. The Partnership settled its claim against the insurers of American Air Lease for payment of insurance proceeds of $400,000. The Partnership received the $400,000 in July 1995 and recognized the full amount as revenue in claims related to lessee defaults in the 1995 statement of operations.

Markair - The Partnership terminated the leases and repossessed the two aircraft in June 1992, and Markair filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Partnership filed a proof of claim in the case to recover damages for past-due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allowed the Partnership an unsecured claim against Markair for $445,000 which was converted to 10% subordinated debentures during 1994. During 1994 and 1995, the Partnership received nominal principal and interest payments on the debentures. Markair defaulted on its payment obligations on the debentures, and the trustee, Key Bank of Washington, took steps to protect the interests of the debenture holders, including the Partnership, by filing proofs of claim on the proceeding.


8.       Viscount Restructuring Agreement and Default

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

Viscount defaulted on and was unable to cure its September 1996 rent obligations. However, Viscount took the position that it was entitled to certain offsets and asserted defenses to the September rent obligations. On September 18, 1996, GECAS (on behalf of the Partnership and other entities) and Viscount entered into a Stipulation and Agreement by which Viscount agreed to voluntarily return all of the Partnership's aircraft and engines, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Partnership would waive its right to pre- and post-petition claims against Viscount for amounts due and unpaid.

The Stipulation and Agreement provided that upon the return and surrender of possession of the Partnership's three airframes and eight engines (two of which were spare engines), Viscount's rights and interests therein would terminate. As of October 1, 1996, Viscount had returned (or surrendered possession of) all of the Partnership's airframes and engines. One of the returned airframes (together with one installed engine) was in the possession of and operated by Nations Air. Six of the seven returned engines were in the possession of certain maintenance facilities and required maintenance work in order to be made operable. Viscount returned the Partnership's remaining airframe and one installed engine on October 1, 1996. Nations Air returned this airframe and one installed engine to the Partnership in February 1997. These three airframes and six of the engines were sold in 1997.

A consignment agreement has been entered into with a sales agent for the disposal of the spare parts inventory recovered from Viscount. Given that many of the parts require repair/overhaul, the cost of which is not accurately determinable in advance, and the inherent uncertainty of sales prices for used spare parts, there remains uncertainty as to whether the Partnership will derive further proceeds from the sale of this inventory.

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

During 1996 and 1995, the Partnership recorded allowances for credit losses of $1,055,050 and $956,015, respectively, for outstanding receivables from Viscount and Nations Air. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and had written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received.

The Partnership evaluated the condition of the returned equipment and estimated that very substantial maintenance and refurbishment costs aggregating approximately $3.2 million would be required if the Partnership decided to re-lease the returned aircraft and spare engines. Alternatively, if the Partnership decided to sell the returned aircraft and spare engines, such sale could be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. Based on its evaluation, the Partnership concluded that a sale of the remaining aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership. These aircraft and engines were subsequently sold in 1997, as discussed in Note 4.

As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $180,000 and $414,000, which are reflected in operating expense in the Partnership's 1997 and 1996 statement of operations, respectively.


9.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

     a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases of the Partnership, payable upon receipt of the rent. In 1997, 1996 and 1995, the Partnership paid management fees to PIMC of $16,987, $64,396 and $98,922, respectively. Management fees payable to PIMC at December 31, 1997 and 1996 were $1,954 and $941, respectively.

     b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. In 1997, 1996 and 1995, $201,731, $203,253 and $146,375 were reimbursed to PIMC by the Partnership for administrative expenses. Administrative reimbursements of $37,633 and $47,052 were payable to PIMC at December 31, 1997 and 1996, respectively. Partnership reimbursements to PIMC for maintenance and remarketing costs of $104,066, $200,032 and $302,657 were paid in 1997, 1996, and 1995, respectively. Maintenance and remarketing reimbursements of $2,699 and $29,683 were payable to PIMC at December 31, 1997 and 1996, respectively.

      c. A 10% interest to PIMC in all cash distributions and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement. After the Partnership has sold or disposed of aircraft representing 50% of the total aircraft cost, gains from the sale or other disposition of aircraft are generally allocated first to the General Partner until such time that the General Partner's capital account is equal to the amount to be distributed to the General Partner from the proceeds of such sale or disposition.

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

     e. One engine from the Partnership's aircraft was leased to Viscount through a joint venture agreement with Polaris Aircraft Income Fund II from April 1993 through March 1996 at a fair market rental rate. The Partnership recognized rental revenue on this engine of $46,400 and $146,000 in 1996 and 1995, respectively.

     f. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note 10).


10.      Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 9). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 12, varies from income or loss calculated for tax purposes.

Cash available for distributions, including the proceeds from the sale of aircraft, is distributed 10% to the General Partner and 90% to the Limited Partners.

The different methods of allocating items of income, loss and cash available for distribution combined with the calculation of items of income and loss for book and tax purposes result in book basis capital accounts that may vary significantly from tax basis capital accounts. The ultimate liquidation and distribution of remaining cash will be based on the tax basis capital accounts following liquidation, in accordance with the Agreement.

Had all the assets of the Partnership been liquidated at December 31, 1997 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be ($1,573,015) and $6,888,731 respectively.


11.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1997 and 1996 are as follows:

                     Reported Amounts         Tax Basis         Net Difference
                     ----------------         ---------         --------------

1997:  Assets        $     7,366,511      $     18,316,164   $     (10,949,653)
       Liabilities         2,050,795               584,108           1,466,687

1996:  Assets        $    14,254,000      $     28,676,857   $     (14,422,857)
       Liabilities         3,830,572               766,709           3,063,863

12.      Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                                For the years ended December 31,
                                                --------------------------------

                                                  1997        1996      1995
                                                  ----        ----      ----

Book net income (loss) per limited
  partnership unit                            $    7.95   $  (4.97)  $   1.77
Adjustments for tax purposes represent
   differences between book and tax
   revenue and expenses:
     Rental and maintenance reserve revenue
       recognition                                 1.34       8.91       6.10
     Depreciation                                 (1.18)      6.71       2.85
     Gain or loss on sale of aircraft            (18.26)       --       (6.83)
     Capitalized costs                              --         --        4.24
     Basis in inventory                           (0.73)     (2.86)      0.90
     Other revenue and expense items              (0.16)     (0.84)     (2.44)
                                              ----------  --------   --------

Taxable net income (loss) per limited
  partnership unit                            $  (11.04)  $   6.95   $   6.59
                                              =========   ========   ========

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

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly recognized adjustments which increased book depreciation expense. As a result, the current year tax depreciation expense is greater than the book depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.


13.      Subsequent Event

The Partnership made a cash distribution of $1,349,832 or $8.00 per limited partnership unit, to limited partners, and $149,981 to the General Partner on January 15, 1998.

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

The officers and directors of PIMC are:

             Name                         PIMC  Title
         ------------               ----------------------

         Eric M. Dull               President; Director
         Marc A. Meiches            Chief Financial Officer
         Richard J. Adams           Director
         Norman C. T. Liu           Vice President; Director
         Ray Warman                 Secretary
         Robert W. Dillon           Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 37, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Risk and Portfolio Management of GECAS, having previously held the positions of Executive Vice President - Portfolio Management and Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 45, assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Previously, he held the position of Vice President of PIMC from October 1995 to October 1997. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial and Operating Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Mr. Adams, 64, held the position of Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC from August 1992 until October 1997, having previously served as Vice President - Aircraft Sales & Leasing, Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams assumed the position of Director of
PIMC. Mr. Adams presently holds the position of Senior Vice President - Fleet Advisory Services of GECAS, having previously held the position of Senior Vice President - Stage II Aircraft.

Mr. Liu, 40, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 49, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 56, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.

Certain Legal Proceedings:

On October 27, 1992, a class action complaint entitled Weisl, Jr. et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York for the County of New York. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The Partnership is not named as a defendant in this action. The complaint seeks an award of compensatory and other damages and remedies. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Plaintiffs filed a notice of appeal on September 2, 1994. On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiffs' claims. On September 25, 1997, this action was discontinued with prejudice by stipulation of the parties.

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. The Partnership is not named as a defendant in this action. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay.

Moross, et al. v. Polaris Holding Company, et al. was transferred to the Multi-District Litigation, which has been settled as described below.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The Partnership is not named as a defendant in this action. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 allegedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees.

On April 22, 1997, the Polaris defendants entered into a settlement agreement with plaintiffs pursuant to which, among other things, the Polaris defendants agreed to make a payment to a class of unitholders previously certified by the Court. On August 1, 1997, the Court approved a class settlement with the Polaris defendants.

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March

31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al. was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The Partnership is not named as a defendant in this action. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund
VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Plaintiffs filed a motion for leave to file a second amended complaint, which was granted on October 3, 1995. On March 18, 1996, plaintiffs moved for class certification. On the eve of class discovery, April 26, 1996, plaintiffs moved for a voluntary dismissal of Counts I and II (claims brought pursuant to the Securities Act of 1933) of the Second Amended Complaint and simultaneously filed a motion to remand this action to state court for lack of federal jurisdiction. Plaintiff's motion for voluntary dismissal of the federal securities law claims and motion for remand were granted on July 10, 1996.

On December 18, 1997, the Court ordered that plaintiffs show good cause why the action should not be dismissed without prejudice for lack of prosecution. On January 14, 1998, a hearing was held with respect to the order to show cause, and the Court determined that the action should be dismissed without prejudice for lack of prosecution.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The Partnership is not named as a defendant in this action. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. On October 8, 1997, this action was discontinued with prejudice by stipulation of the parties.

Mary C. Scott v. Prudential Securities Inc. et al. was transferred to the Multi-District Litigation, which has been settled as described above.

On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief.

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital
Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of section of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund
III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

On or around February 16, 1996, a complaint entitled Henry Arwe, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about May 7, 1996, a petition entitled Charles Rich, et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about March 4, 1996, a petition entitled Richard J. McGiven v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

On or about March 4, 1996, a petition entitled Alex M. Wade v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

The following actions were settled pursuant to a settlement agreement entered into on June 6, 1997. An additional settlement was entered into on November 19, 1997 with certain plaintiffs who had refused to participate in the first settlement:

A complaint entitled Joyce H. McDevitt, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about October 15, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Mary Grant Tarrer, et al. v. Kidder Peabody & Co. (Kidder Peabody), et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about October 16, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III-VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled Janet K. Johnson, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 6, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Wayne W. Kuntz, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 13, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Thelma Abrams, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 26, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Enita Elphick, et al. v. Kidder Peabody & Co.,et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about January 16, 1997, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III-VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled George Zicos, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about February 14, 1997, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

Three complaints which were filed on or about March 21, 1997, in the Superior Court of the State of California, County of Sacramento, naming as defendants Kidder, Peabody & Company, Incorporated, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris

Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, General Electric Capital Corporation, GE Capital Aviation Services and Does 1-100. The first complaint, entitled Michael J. Ouellette, et al. v. Kidder Peabody & Co., et al., was filed by over 50 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The second complaint, entitled Thelma A. Rolph, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The third complaint, entitled Carl L. Self, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in any of these actions. Each complaint alleges violations of state common law, including fraud, negligent misrepresentation and breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers, Inc. Each complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled Wilson et al. v. Polaris Holding Company et al., which was filed in the Superior Court of the State of California for the County of Sacramento, on October 1, 1996, by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and Does 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs.

A summons and First Amended Complaint entitled Sara J. Bishop, et al. v. Kidder Peabody & Co., et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about April 9, 1996, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.

Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1997 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 11. Executive Compensation

PAIF-I has no directors or officers. PAIF-I is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $16,987 were paid to PIMC in 1997 in addition to a 10% interest in all cash distributions as described in Note 9 to the financial statements (Item 8).


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

     b) The General Partner of PAIF-I owns the equity securities of PAIF-I as set forth in the following table:

     Title          Name of              Amount and Nature of          Percent
   of Class    Beneficial Owner          Beneficial Ownership         of Class
   --------    ----------------          --------------------         --------

   General     Polaris Investment    Represents a 10.0% interest of      100%
   Partner     Management            all cash distributions, gross
   Interest    Corporation           income in an amount equal to
                                     9.09% of distributed cash
                                     available from operations, and
                                     a 1% interest in net income or loss

     c) There are no arrangements known to PAIF-I, including any pledge by any person of securities of PAIF-I, the operation of which may at a subsequent date result in a change in control of PAIF-I.


Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.   Financial Statements.

     The following are included in Part II of this report:
                                                                       Page No.
                                                                       --------

          Report of Independent Public Accountants                        17
          Balance Sheets                                                  18
          Statements of Operations                                        19
          Statements of Changes in Partners' Capital (Deficit)            20
          Statements of Cash Flows                                        21
          Notes to Financial Statements                                   22

2.   Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

3.   Exhibits required to be filed by Item 601 of Regulation S-K.

     27. Financial Data Schedule (in electronic format only).


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


                                    POLARIS AIRCRAFT INCOME FUND I
                                    (REGISTRANT)
                                    By:     Polaris Investment
                                            Management Corporation
                                            General Partner




           March 27, 1998                   By:  /S/ Eric M. Dull
           --------------                        -------------------------
                Date                             Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                            Date
      ---------                       -----                            ----

    /S/Eric M. Dull       President and Director of Polaris       March 27, 1998
    ---------------       Investment Management Corporation,      --------------
    (Eric M. Dull)        General Partner of the Registrant

    /S/Marc A. Meiches    Chief Financial Officer of Polaris      March 27, 1998
    ------------------    Investment Management Corporation,      --------------
    (Marc A. Meiches)     General Partner of the Registrant

    /S/Richard J. Adams   Director of Polaris Investment          March 27, 1998
    -------------------   Management Corporation, General         --------------
    (Richard J. Adams)    Partner of the Registrant