Form 10-Q
period 1998-03-31
POLARIS AIRCRAFT INCOME FUND I
filed 1998-05-15
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ---------------------

                                    FORM 10-Q

                             ---------------------



            _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from __to__

                              ---------------------

                           Commission File No. 2-91762

                              ---------------------


                         POLARIS AIRCRAFT INCOME FUND I

                        State of Organization: California
                   IRS Employer Identification No. 94-2938977
                201 High Ridge Road, Stamford, Connecticut 06927
                           Telephone - (203) 357-3776



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                             Yes _X_        No___








                       This document consists of 12 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended March 31, 1998




                                      INDEX



Part I.       Financial Information                                       Page

         Item 1.    Financial Statements

              a)  Balance Sheets - March 31, 1998 and
                  December 31, 1997.........................................3

              b)  Statements of Operations - Three Months Ended
                  March 31, 1998 and 1997...................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1997
                  and Three Months Ended March 31, 1998.....................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 1998 and 1997.............................6

              e)  Notes to Financial Statements.............................7

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........9



Part II.      Other Information

         Item 1.    Legal Proceedings......................................11

         Item 6.    Exhibits and Reports on Form 8-K.......................11

         Signature  .......................................................12




                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)
                                                     March 31,   December 31,
                                                       1998         1997
                                                       ----         ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $5,246,845   $6,466,511

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of $30,365 in 1998
   and 1997                                            141,223         --

AIRCRAFT ENGINES, net of accumulated depreciation
   of $63,750 in 1998 and $60,000 in 1997              896,250      900,000
                                                    ----------   ----------

                                                    $6,284,318   $7,366,511
                                                    ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                               $   38,796   $   42,286

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                         452,897      446,822

LESSEE SECURITY DEPOSITS                                45,000       95,000

MAINTENANCE RESERVES                                 1,538,309    1,466,687
                                                    ----------   ----------

        Total Liabilities                            2,075,002    2,050,795
                                                    ----------   ----------

PARTNERS' CAPITAL:

   General Partner                                     246,255      392,302
   Limited Partners, 168,729 units
      issued and outstanding                         3,963,061    4,923,414
                                                    ----------   ----------

        Total Partners' Capital                      4,209,316    5,315,716
                                                    ----------   ----------

                                                    $6,284,318   $7,366,511
                                                    ==========   ==========


        The accompanying notes are an integral part of these statements.

                                        3



                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months Ended March 31,
                                                  ----------------------------

                                                        1998         1997
                                                        ----         ----
REVENUES:
   Rent from operating leases                      $   90,000   $   90,000
   Gain on sale of aircraft inventory                  49,453       86,418
   Gain on sale of aircraft                              --        781,504
   Claims related to lessee defaults                  231,072         --
   Interest and other                                  72,104      147,711
                                                   ----------   ----------

           Total Revenues                             442,629    1,105,633
                                                   ----------   ----------

EXPENSES:
   Depreciation                                         3,750        3,750
   Management fees to general partner                   4,500        4,500
   Operating                                             --         53,872
   Administration and other                            40,966       35,167
                                                   ----------   ----------

           Total Expenses                              49,216       97,289
                                                   ----------   ----------

NET INCOME                                         $  393,413   $1,008,344
                                                   ==========   ==========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER                          $    3,934   $  145,053
                                                   ==========   ==========

NET INCOME ALLOCATED TO
   LIMITED PARTNERS                                $  389,479   $  863,291
                                                   ==========   ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                $     2.31   $     5.12
                                                   ==========   ==========


        The accompanying notes are an integral part of these statements.

                                        4



                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                        Year Ended December 31, 1997 and
                                        Three Months Ended March 31, 1998
                                        ---------------------------------

                                       General       Limited
                                       Partner       Partners        Total
                                       -------       --------        -----
Balance, December 31, 1996         $  (624,341)  $ 11,047,769   $ 10,423,428

   Net income                        1,846,228      1,341,903      3,188,131

   Cash distributions to partners     (829,585)    (7,466,258)    (8,295,843)
                                   -----------   ------------   ------------

Balance, December 31, 1997             392,302      4,923,414      5,315,716

   Net income                            3,934        389,479        393,413

   Cash distributions to partners     (149,981)    (1,349,832)    (1,499,813)
                                   -----------   ------------   ------------

Balance, March 31, 1998            $   246,255   $  3,963,061   $  4,209,316
                                   ===========   ============   ============











        The accompanying notes are an integral part of these statements.

                                        5



                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended March 31,
                                                               ----------------------------

                                                                     1998           1997
                                                                     ----           ----
OPERATING ACTIVITIES:
   Net income                                                   $   393,413   $  1,008,344
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                    3,750          3,750
      Gain on sale of aircraft inventory                            (49,453)       (86,418)
      Gain on sale of aircraft                                         --         (781,504)
      Changes in operating assets and liabilities:
        Decrease (increase) in rent and other receivable           (141,223)         2,963
        Increase in other assets                                       --          (20,115)
        Increase (decrease) in payable to affiliates                 (3,490)        12,376
        Increase in accounts payable and
           accrued liabilities                                        6,075         24,013
        Increase (decrease) in maintenance reserves                  71,622       (876,536)
        Decrease in security deposits                               (50,000)          --
                                                                -----------   ------------

           Net cash provided by (used in) operating activities      230,694       (713,127)
                                                                -----------   ------------

INVESTING ACTIVITIES:
   Principal payments on note receivable                               --           25,819
   Net proceeds from sale of aircraft inventory                      49,453         86,418
   Net proceeds from sale of aircraft                                  --        2,587,891
                                                                -----------   ------------

           Net cash provided by investing activities                 49,453      2,700,128
                                                                -----------   ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                                (1,499,813)    (1,499,813)
                                                                -----------   ------------

           Net cash used in financing activities                 (1,499,813)    (1,499,813)
                                                                -----------   ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                                   (1,219,666)       487,188

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            6,466,511     10,065,652
                                                                -----------   ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                $ 5,246,845   $ 10,552,840
                                                                ===========   ============


        The accompanying notes are an integral part of these statements.

                                        6

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund I's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1997, 1996, and 1995 included in the Partnership's 1997 Annual Report to the SEC on Form 10-K.


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                             Payments for
                                          Three Months Ended       Payable at
                                            March 31, 1998       March 31, 1998
                                            --------------       --------------

Aircraft Management Fees                     $      4,936         $      1,518

Out-of-Pocket Administrative Expense
    Reimbursement                                  35,869               37,278

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement               2,698                  -
                                             ------------          -----------

                                             $     43,503         $     38,796
                                             ============         ============


3.    Claims Related to Lessee Defaults

Jet Fleet Bankruptcy - As previously reported, in September 1992, Jet Fleet, former lessee of one of the Partnership's aircraft, defaulted on its obligations under the lease for the Partnership's aircraft by failing to pay reserve payments and to maintain required insurance. The Partnership repossessed its Aircraft on September 28, 1992. Thereafter, Jet Fleet filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 13, 1993, the Partnership filed a proof of claim in the Jet Fleet bankruptcy to recover its damages. The bankrupt estate was subsequently determined to be insolvent. The bankruptcy proceeding of Jet Fleet Corporation was closed on August 6, 1997, and the bankruptcy proceeding of Jet Fleet International Airlines, Inc. was closed on February 10, 1998. Distributions from the bankrupt estate have not been made to the unsecured creditors, and the Partnership is not likely to receive any distributions on its Proof of Claim.

The Partnership had been holding deposits and maintenance reserves pending the outcome of the Jet Fleet bankruptcy proceedings. Consequently, the Partnership recognized, during the three months ended March 31, 1998, revenue of $92,610 that had been held as deposits and maintenance reserves.

Braniff, Inc. (Braniff) Bankruptcy - As previously reported, in September 1989, Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. On September 26, 1990 the Partnership filed a proof of claim to recover unpaid rent and other damages, and on November 27, 1990, the Partnership filed a proof of administrative claim to recover damages for detention of aircraft, non-compliance with court orders and post-petition use of engines as well as liquidated damages. On July 27, 1992, the Bankruptcy Court approved a stipulation embodying a settlement among the Partnership, the Braniff creditor committees and Braniff in which it was agreed that the Partnership would be allowed an administrative claim in the bankruptcy proceeding of approximately $2,076,923. As the final disposition of the Partnership's claim in the Bankruptcy proceedings, the Partnership was permitted by the Bankruptcy Court to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate nine Stage 2 aircraft and has been allowed a net remaining unsecured claim of $6,923,077 in the proceedings.

Braniff's bankrupt estate has made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $138,462 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the three months ended March 31, 1998.


4.       Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the general partner and the limited partners. Such allocations are made using income or loss calculated under GAAP for book purposes, which varies from income or loss calculated for tax purposes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 1998, Polaris Aircraft Income Fund I (the Partnership) owned three engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The three engines are leased to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation). In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts.


Partnership Operations

The Partnership recorded net income of $393,413, or $2.31 per limited partnership unit, for the three months ended March 31, 1998, compared to net income of $1,008,344, or $5.12 per unit for the same period in 1997. The decline in operating results during the first quarter of 1998, as compared to the same period in 1997, is primarily the result of the Partnership's gain on the sale of two aircraft during the first quarter of 1997 as discussed below.

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

Interest income decreased during the first quarter of 1998, as compared to the same period in 1997, primarily due to a decrease in the cash reserves as discussed in the liquidity section.

Operating expenses decreased during the three months ended March 31, 1998, as compared to the same period in 1997, due to the absence of legal expenses during the three months ended March 31, 1998. During the three months ended March 31, 1997, the Partnership recognized legal expenses of approximately $52,000 related to the Nations Air Express, Inc. default and the Viscount default and Chapter 11 bankruptcy filing.

Administration and other expenses increased during the three months ended March 31, 1998 as compared to the same period in 1997, due to a slight increase in printing and postage costs.


Claims Related to Lessee Defaults

Braniff, Inc. (Braniff) Bankruptcy - As more fully discussed in Note 3, Braniff's bankrupt estate has made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $138,462 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the three months ended March 31, 1998.

Jet Fleet Bankruptcy - As more fully discussed in Note 3, the bankruptcy proceeding of Jet Fleet Corporation was closed on August 6, 1997, and the bankruptcy proceeding of Jet Fleet International Airlines, Inc. was closed on February 10, 1998. Distributions from the bankrupt estate have not been made to the unsecured creditors, and the Partnership is not likely to receive any distributions on its Proof of Claim.

The Partnership had been holding deposits and maintenance reserves pending the outcome of the Jet Fleet bankruptcy proceedings. Consequently, the Partnership recognized, during the three months ended March 31, 1998, revenue of $92,610 that had been held as deposits and maintenance reserves.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from Royal Aviation that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $1,538,309 as of March 31, 1998.

The Partnership received payments of approximately $49,000 and $86,000 during the first three months of 1998 and 1997, respectively, from the sale of parts from the four disassembled aircraft.

Polaris Investment Management Corporation, the general partner, has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds in the event that the engines presently on lease to Royal Aviation require remarketing and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners were $1,349,832, or $8.00 per limited partnership unit for the first quarters of 1998 and 1997. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the receipt of rental payments from Royal Aviation.

                           Part II. Other Information


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission on
Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Braniff, Inc. (Braniff) Bankruptcy - Braniff's bankrupt estate has made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $138,462 was allocated to the Partnership based on its pro rata share of the total claims.

Jet Fleet Bankruptcy - The bankruptcy proceeding of Jet Fleet Corporation was closed on August 6, 1997, and the bankruptcy proceeding of Jet Fleet International Airlines, Inc. was closed on February 10, 1998. Distributions from the bankrupt estate have not been made to the unsecured creditors, and the Partnership is not likely to receive any distributions on its Proof of Claim.

Other Proceedings - Item 10 in Part III of the Partnership's 1997 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

           27. Financial Data Schedule (in electronic format only).

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

                                    POLARIS AIRCRAFT INCOME FUND I
                                    (Registrant)
                                    By:  Polaris Investment
                                         Management Corporation,
                                         General Partner




       May 13, 1998                      By:  /S/Marc A. Meiches
-------------------------                     ------------------
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