Form 10-Q
period 1998-06-30
POLARIS AIRCRAFT INCOME FUND I
filed 1998-08-13
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from___to___


                                -----------------

                           Commission File No. 2-91762

                                -----------------




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



                              Yes_X_         No___






                       This document consists of 13 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended June 30, 1998




                                      INDEX



Part I.       Financial Information                                        Page

         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1998 and
                  December 31, 1997..........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 1998 and 1997...............................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1997
                  and Six Months Ended June 30, 1998.........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1998 and 1997...............................6

              e)  Notes to Financial Statements..............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........9



Part II.      Other Information

         Item 1.      Legal Proceedings.....................................11

         Item 6.      Exhibits and Reports on Form 8-K......................11

         Signature    ......................................................12

                          Part 1. Financial Information

Item 1.   Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,     December 31,
                                                         1998           1997
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                            $ 5,646,058    $ 6,466,511

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of
   $30,365 in 1998 and 1997                                1,224            -

AIRCRAFT ENGINES, net of accumulated depreciation
    of $67,500 in 1998 and $60,000 in 1997               892,500        900,000
                                                     -----------    -----------

                                                     $ 6,539,782    $ 7,366,511
                                                     ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL :

PAYABLE TO AFFILIATES                                $    28,127    $    42,286

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           456,547        446,822

LESSEE SECURITY DEPOSITS                                  45,000         95,000

DEFERRED INCOME                                           30,000            -

MAINTENANCE RESERVES                                   1,651,567      1,466,687
                                                     -----------    -----------

        Total Liabilities                              2,211,241      2,050,795
                                                     -----------    -----------

PARTNERS' CAPITAL :
   General Partner                                       247,447        392,302
   Limited Partners, 168,729 units
      issued and outstanding                           4,081,094      4,923,414
                                                     -----------    -----------

        Total Partners' Capital                        4,328,541      5,315,716
                                                     -----------    -----------

                                                     $ 6,539,782    $ 7,366,511
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended       Six Months Ended
                                              June 30,                June 30,
                                              --------                --------

                                            1998       1997       1998       1997
                                            ----       ----       ----       ----
REVENUES:
   Rent from operating leases          $   90,000 $   90,000 $  180,000 $  180,000
   Gain on sale of aircraft inventory      14,856     49,802     64,309    136,220
   Gain on sale of aircraft                  --    1,051,169       --    1,832,673
   Interest and other                      73,333    186,222    376,509    333,933
                                       ---------- ---------- ---------- ----------

           Total Revenues                 178,189  1,377,193    620,818  2,482,826
                                       ---------- ---------- ---------- ----------

EXPENSES:
   Depreciation                             3,750      3,750      7,500      7,500
   Management fees to general partner       4,500      4,500      9,000      9,000
   Operating                                3,514    105,469      3,514    159,341
   Administration and other                47,200     49,964     88,166     85,131
                                       ---------- ---------- ---------- ----------

           Total Expenses                  58,964    163,683    108,180    260,972
                                       ---------- ---------- ---------- ----------

NET INCOME                             $  119,225 $1,213,510 $  512,638 $2,221,854
                                       ========== ========== ========== ==========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER              $    1,192 $   12,135 $    5,126 $  157,188
                                       ========== ========== ========== ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                 $  118,033 $1,201,375 $  507,512 $2,064,666
                                       ========== ========== ========== ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                    $     0.70 $     7.12 $     3.01 $    12.24
                                       ========== ========== ========== ==========



         The accompanying notes are an integral part of these statements

                                        4

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                           Year Ended December 31, 1997 and
                                            Six Months Ended June 30, 1998
                                            ------------------------------

                                         General       Limited
                                         Partner       Partners        Total
                                         -------       --------        -----

Balance, December 31, 1996          $   (624,341)   $ 11,047,769   $ 10,423,428

   Net income                          1,846,228       1,341,903      3,188,131

   Cash distributions to partners       (829,585)     (7,466,258)    (8,295,843)
                                    ------------    ------------   ------------

Balance, December 31, 1997               392,302       4,923,414      5,315,716

   Net income                              5,126         507,512        512,638

   Cash distributions to partners       (149,981)     (1,349,832)    (1,499,813)
                                    ------------    ------------   ------------

Balance, June 30, 1998              $    247,447    $  4,081,094   $  4,328,541
                                    ============    ============   ============










         The accompanying notes are an integral part of these statements



                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                            -------------------------

                                                                 1998          1997
                                                                 ----          ----
OPERATING ACTIVITIES:
   Net income                                              $   512,638   $  2,221,854
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                               7,500          7,500
      Gain on sale of aircraft inventory                       (64,309)      (136,220)
      Gain on sale of aircraft                                    --       (1,832,673)
      Changes in operating assets and liabilities:
        Decrease (increase) in rent and other receivables       (1,224)        18,816
        Increase in other assets                                  --           (4,877)
        Decrease in payable to affiliates                      (14,159)       (36,199)
        Increase in deferred income                             30,000           --
        Increase in accounts payable and
           accrued liabilities                                   9,725        108,134
        Increase in maintenance reserves                       184,880        176,814
        Decrease in security deposits                          (50,000)          --
                                                           -----------   ------------

           Net cash provided by operating activities           615,051        523,149
                                                           -----------   ------------

INVESTING ACTIVITIES:
   Principal payments on note receivable                          --          418,145
   Net proceeds from sale of aircraft inventory                 64,309        136,220
   Proceeds from sale of aircraft                                 --        2,620,000
                                                           -----------   ------------

           Net cash provided by investing activities            64,309      3,174,365
                                                           -----------   ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                           (1,499,813)    (1,499,813)
                                                           -----------   ------------

           Net cash used in financing activities            (1,499,813)    (1,499,813)
                                                           -----------   ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                                (820,453)     2,197,701

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                       6,466,511     10,065,652
                                                           -----------   ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                           $ 5,646,058   $ 12,263,353
                                                           ===========   ============


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


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                         Payments for
                                       Three Months Ended    Payable at
                                         June 30, 1998      June 30, 1998
                                         -------------      -------------

Aircraft Management Fees                 $      4,500       $       1,518

Out-of-Pocket Administrative Expense
    Reimbursement                              56,333              25,964

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement             -                   645
                                         ------------       -------------

                                         $     60,833       $      28,127
                                         ============       =============


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

The Partnership had been holding deposits and maintenance reserves pending the outcome of the Jet Fleet bankruptcy proceedings. Consequently, the Partnership recognized, during the quarter ended March 31, 1998, revenue of $92,610 that had been held as deposits and maintenance reserves, which is included in interest and other income.

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

Braniff's bankrupt estate has made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $138,462 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the quarter ended March 31, 1998, which is included in interest and other income.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 1998, Polaris Aircraft Income Fund I (the Partnership) owned three engines and certain inventoried aircraft parts out of its original portfolio of eleven aircraft. The three engines are leased to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation). In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft have been disassembled for sale of their component parts.

In August 1998, the Partnership entered into an agreement for the sale of its remaining inventory of aircraft parts, with a net carrying value of $0, from the four disassembled aircraft to Soundair, Inc. The remaining inventory was sold effective February 1, 1998 for $100,000, less amounts previously received for sales in the month of February of $1,855. The net purchase price will be paid in four monthly installments commencing in August.


Partnership Operations

The Partnership recorded net income of $119,225, or $0.70 per limited partnership unit for the three months ended June 30, 1998 compared to net income of $1,213,510 or $7.12 per limited partnership unit, for the three months ended June 30, 1997. The Partnership recorded net income of $512,638, or $3.01 per limited partnership unit for the six months ended June 30, 1998, compared to net income of $2,221,854, or $12.24 per limited partnership unit, for the six months ended June 30, 1997. The decrease in operating results during the three and six months ended June 30, 1998, as compared to the same periods in 1997, is primarily the result of gains on the sale of aircraft in 1997 as discussed below.

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

During the second quarter of 1997, the Partnership sold one Boeing 737-200 formerly leased to Viscount and subleased to Nations Air Express, Inc. for $1,000,000. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of this aircraft aggregating approximately $1,081,000 that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. As a result, the Partnership recognized a net gain of $1,051,169 on the sale of this aircraft during the second quarter of 1997.

Interest income decreased during the three and six months ended June 30, 1998, as compared to the same periods in 1997, primarily due to a decrease in the cash reserves as discussed in the liquidity section.

Operating expenses decreased during the three and six months ended June 30, 1998, as compared to the same periods in 1997, due to a decrease in legal expenses during the three months and six months ended June 30, 1998. During the six months ended June 30, 1997, the Partnership recognized legal expenses of approximately $130,000 related to the Nations Air Express, Inc. default and the Viscount default and Chapter 11 bankruptcy filing. During the six months ended June 30, 1998, the Partnership recognized legal expenses of only $3,514 related to the Braniff bankruptcy.

Claims Related to Lessee Defaults

Braniff, Inc. (Braniff) Bankruptcy - As more fully discussed in Note 3, Braniff's bankrupt estate has made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $138,462 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the six months ended June 30, 1998.

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

The Partnership had been holding deposits and maintenance reserves pending the outcome of the Jet Fleet bankruptcy proceedings. Consequently, the Partnership recognized, during the six months ended June 30, 1998, revenue of $92,610 that had been held as deposits and maintenance reserves.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from Royal Aviation that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $1,651,567 as of June 30, 1998.

The Partnership received payments of approximately $15,000 and $64,000 during the three months and six months ended June 30, 1998, respectively, compared to payments of approximately $50,000 and $136,000 during the three and six months ended June 30, 1997, respectively, from the sale of parts from the four disassembled aircraft.

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

Cash Distributions - Cash distributions to limited partners were $1,349,832, or $8.00 per limited partnership unit for the six months ended June 30, 1998 and 1997. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the receipt of rental payments from Royal Aviation.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1998, there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's  1997 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1998 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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




          August 12, 1998                 By: /S/Marc A. Meiches
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