Form 10-Q/A
period 1998-06-30
POLARIS AIRCRAFT INCOME FUND I
filed 1998-08-25
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------
                                   FORM 10-Q/A
                                 Amendment No. 1
                               ------------------




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



                           Yes _X_               No___






                       This document consists of 4 pages.

The undersigned registrant hereby amends Item 2 of its Quarterly Report on Form 10-Q for the period ended June 30, 1998 in its entirety as follows:

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

                                  POLARIS AIRCRAFT INCOME FUND I
                                  (Registrant)
                                  By: Polaris Investment
                                      Management Corporation,
                                      General Partner




     August 24, 1998                  By: /S/Marc A. Meiches
-------------------------                 ------------------------
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