Form 10-Q
period 1998-09-30
POLARIS AIRCRAFT INCOME FUND I
filed 1998-11-16
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

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



                              Yes  X          No
                                  ---            ---





                       This document consists of 16 pages.

                         POLARIS AIRCRAFT INCOME FUND I

          FORM 10-Q - For the Quarterly Period Ended September 30, 1998




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 1998 and
                  December 31, 1997.......................................... 3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1998 and 1997.......................... 4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1997
                  and Nine Months Ended September 30, 1998................... 5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1998 and 1997.......................... 6

              e)  Notes to Financial Statements.............................. 7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations......... 10



Part II.      Other Information

         Item 1.      Legal Proceedings..................................... 14

         Item 6.      Exhibits and Reports on Form 8-K...................... 14

         Signature    ...................................................... 15

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     September 30, December 31,
                                                         1998          1997
                                                         ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                              $5,910,072   $6,466,511

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of
   $30,365 in 1998 and 1997                                 1,224         --

AIRCRAFT ENGINES, net of accumulated depreciation
   of $71,250 in 1998 and $60,000 in 1997                 888,750      900,000
                                                       ----------   ----------

                                                       $6,800,046   $7,366,511
                                                       ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                  $   30,065   $   42,286

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                            437,674      446,822

LESSEE SECURITY DEPOSITS                                   45,000       95,000

MAINTENANCE RESERVES                                    1,727,022    1,466,687
                                                       ----------   ----------

        Total Liabilities                               2,239,761    2,050,795
                                                       ----------   ----------

PARTNERS' CAPITAL:
   General Partner                                        249,765      392,302
   Limited Partners, 168,729 units
      issued and outstanding                            4,310,520    4,923,414
                                                       ----------   ----------

        Total Partners' Capital                         4,560,285    5,315,716
                                                       ----------   ----------

                                                       $6,800,046   $7,366,511
                                                       ==========   ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                        -------------          -------------

                                      1998        1997        1998        1997
                                      ----        ----        ----        ----
REVENUES:
   Rent from operating leases     $   90,000  $   90,000  $  270,000  $  270,000
   Interest                           78,682      85,841     224,119     418,994
   Gain on sale of aircraft             --          --          --     1,832,673
   Gain on sale of aircraft
     inventory                        98,145      86,382     162,454     222,602
   Lessee settlement and other          --       690,946     231,072     691,726
                                  ----------  ----------  ----------  ----------

          Total Revenues             266,827     953,169     887,645   3,435,995
                                  ----------  ----------  ----------  ----------

EXPENSES:
   Depreciation                        3,750       3,750      11,250      11,250
   Management fees to general
     partner                           4,500       4,500      13,500      13,500
   Provision for credit losses          --        30,365        --        30,365
   Operating                            --        49,502       3,514     208,843
   Administration and other           26,833      44,629     114,999     129,760
                                  ----------  ----------  ----------  ----------

          Total Expenses              35,083     132,746     143,263     393,718
                                  ----------  ----------  ----------  ----------

NET INCOME                        $  231,744  $  820,423  $  744,382  $3,042,277
                                  ==========  ==========  ==========  ==========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER         $    2,318  $  619,786  $    7,444  $  776,974
                                  ==========  ==========  ==========  ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS            $  229,426  $  200,637  $  736,938  $2,265,303
                                  ==========  ==========  ==========  ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT               $     1.36  $     1.19  $     4.37  $    13.43
                                  ==========  ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1997 and
                                        Nine Months Ended September 30, 1998
                                        ------------------------------------

                                        General       Limited
                                        Partner       Partners          Total
                                        -------       --------          -----

Balance, December 31, 1996           $   (624,341)  $ 11,047,769   $ 10,423,428

   Net income                           1,846,228      1,341,903      3,188,131

   Cash distributions to partners        (829,585)    (7,466,258)    (8,295,843)
                                     ------------   ------------   ------------

Balance, December 31, 1997                392,302      4,923,414      5,315,716

   Net income                               7,444        736,938        744,382

   Cash distributions to partners        (149,981)    (1,349,832)    (1,499,813)
                                     ------------   ------------   ------------

Balance, September 30, 1998          $    249,765   $  4,310,520   $  4,560,285
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                        1998          1997
                                                        ----          ----
OPERATING ACTIVITIES:
   Net income                                     $    744,382   $  3,042,277
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                      11,250         11,250
      Gain on sale of aircraft inventory              (162,454)      (222,602)
      Gain on sale of aircraft                            --       (1,832,673)
      Changes in operating assets and
        liabilities:
        Decrease (increase) in rent and other
          receivables                                   (1,224)        18,816
        Increase (decrease) in payable to
          affiliates                                   (12,221)        60,041
        Decrease in accounts payable
           and accrued liabilities                      (9,148)      (123,255)
        Increase in deferred income                       --           21,290
        Increase (decrease) in lessee security
          deposits                                     (50,000)        24,075
        Increase in maintenance reserves               260,335        176,815
                                                  ------------   ------------

           Net cash provided by operating
             activities                                780,920      1,176,034
                                                  ------------   ------------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                         --        2,620,000
   Principal payments on note receivable                  --          418,145
   Net proceeds from sale of aircraft inventory        162,454        222,602
                                                  ------------   ------------

           Net cash provided by investing
             activities                                162,454      3,260,747
                                                  ------------   ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                   (1,499,813)    (8,295,843)
                                                  ------------   ------------

           Net cash used in financing activities    (1,499,813)    (8,295,843)
                                                  ------------   ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                        (556,439)    (3,859,062)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               6,466,511     10,065,652
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $  5,910,072   $  6,206,590
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


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                             Payments for
                                          Three Months Ended      Payable at
                                          September 30, 1998  September 30, 1998
                                          ------------------  ------------------

Aircraft Management Fees                        $ 4,500            $ 1,518

Out-of-Pocket Administrative Expense
    Reimbursement                                43,123             28,547

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement               645               --
                                                -------            -------

                                                $48,268            $30,065
                                                =======            =======


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

The Partnership had been holding deposits and maintenance reserves pending the outcome of the Jet Fleet bankruptcy proceedings. Consequently, the Partnership recognized, during the quarter ended March 31, 1998, revenue of $92,610 that had been held as deposits and maintenance reserves, which is included in lessee settlement and other income.

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

Braniff's bankrupt estate has made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $138,462 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the quarter ended March 31, 1998, which is included in lessee settlement and other income.


4.       Sale of Aircraft Inventory to Soundair, Inc.

The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $100,000, less amounts previously received for sales as of that date. The net purchase price of $98,145 was paid in September 1998.


5.       Partners' Capital

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


6.       Subsequent Event

In November, 1998, the Partnership entered into an agreement to sell one of its two engines held in inventory for net proceeds of $290,000 to Quantum Aviation Limited. It is anticipated that the second engine will also be sold to Quantum during the fourth quarter of 1998. The two engines had a net book value of $-0-at September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 1998, Polaris Aircraft Income Fund I (the Partnership) owned three engines out of its original portfolio of eleven aircraft. The three engines are leased to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation).


Remarketing Update

The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $100,000, less amounts previously received for sales as of that date. The net purchase price of $98,145 was paid in September 1998.

In November, 1998, the Partnership entered into an agreement to sell one of its two engines held in inventory for net proceeds of $290,000 to Quantum Aviation Limited. It is anticipated that the second engine will also be sold to Quantum during the fourth quarter of 1998. The two engines had a net book value of $-0-at September 30, 1998.


Partnership Operations

The Partnership recorded net income of $231,744, or $1.36 per limited partnership unit, for the three months ended September 30, 1998, compared to net income of $820,423, or $1.19 per limited partnership unit, for the same period in 1997. The Partnership recorded net income of $744,382, or $4.37 per limited partnership unit, for the nine months ended September 30, 1998, compared to net income of $3,042,277 or $13.43 per unit for the same period in 1997.

The decrease in operating results during the three and nine months ended September 30, 1998, as compared to the same periods in 1997, is primarily the result of gains on the sale of aircraft and a settlement payment received from Nations Air in 1997 as discussed below. The variance in net income per limited partnership unit will differ from the variance of total net income from period to period due to the methods by which income or loss from operations and gain or loss on the sale of aircraft are allocated in accordance with the partnership agreement.

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

During the second quarter of 1997, the Partnership sold one Boeing 737-200 formerly leased to Viscount and subleased to Nations Air Express, Inc. for $1,000,000. In addition, the Partnership retained certain maintenance reserves and deposits received from the former lessee of this aircraft aggregating approximately $1,081,000 that had been held by the Partnership to offset potential future maintenance expenses for this aircraft. As a result, the Partnership recognized a net gain of $1,051,169 on the sale of this aircraft during the second quarter of 1997. During the three months ended September 30, 1997, the Partnership received a payment of $690,946 as its share of a settlement payment from Nations Air, before legal expenses.

During the quarter ended September 30, 1997, the Partnership recorded an allowance for credit losses of $30,365 for the outstanding receivables from CanAir through August 21, 1997, after applying CanAir's security deposit of $20,925 towards the outstanding receivables due.

Interest income decreased during the three and nine months ended September 30, 1998, as compared to the same periods in 1997, primarily due to a decrease in the cash reserves as discussed in the liquidity section.

Operating expenses decreased during the three and nine months ended September 30, 1998, as compared to the same periods in 1997, due to a decrease in legal expenses during the three months and nine months ended September 30, 1998.
During the nine months ended September 30, 1997, the Partnership recognized legal expenses of approximately $177,000 related to the Nations Air Express, Inc. default and the Viscount default and Chapter 11 bankruptcy filing. During the nine months ended September 30, 1998, the Partnership recognized legal expenses of only $3,514 related to the Braniff bankruptcy.

Administrative expenses decreased during the three and nine months ended September 30, 1998, as compared to the same periods in 1997, primarily due to a decrease in consulting and trustee fees during the three months and nine months ended September 30, 1998.


Claims Related to Lessee Defaults

Braniff, Inc. (Braniff) Bankruptcy - As more fully discussed in Note 3, Braniff's bankrupt estate has made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $138,462 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the nine months ended September 30, 1998.

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

The Partnership had been holding deposits and maintenance reserves pending the outcome of the Jet Fleet bankruptcy proceedings. Consequently, the Partnership recognized, during the nine months ended September 30, 1998, revenue of $92,610 that had been held as deposits and maintenance reserves.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from Royal Aviation that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $1,727,022 as of September 30, 1998.

The Partnership received payments of approximately $98,000 and $162,000 during the three months and nine months ended September 30, 1998, respectively, compared to payments of approximately $86,000 and $223,000 during the three and nine months ended September 30, 1997, respectively, from the sale of parts from the four disassembled aircraft. As stated above, the remaining parts were sold in September 1998.

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

Cash Distributions - There were no cash distributions to limited partners for the three months ended September 30, 1998. Cash distributions to limited partners for the three months ended September 30, 1997 were $6,116,427, or $36.25 per limited partnership unit. Cash distributions were $1,349,832, or $8.00 per limited partnership unit and $7,466,258, or $44.25 per unit, for the nine months ended September 30, 1998 and 1997, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the receipt of rental payments from Royal Aviation.


Impact of the Year 2000 Issue

The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. As discussed in prior filings with the Securities and Exchange Commission, the General Partner has engaged GE Capital Aviation Services, Inc. ("GECAS") to provide certain management services to the Partnership. Both the General Partner and GECAS are wholly-owned subsidiaries (either direct or indirect) of General Electric Capital Corporation ("GECC"). All of the Partnership's operational functions are handled either by the General Partner and GECAS or by third parties (as discussed in the following paragraphs), and the Partnership has no information systems of its own.

GECC and GECAS have undertaken a global effort to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues;
(3) improve -- execute project plans and perform a majority of the testing;  and
(4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and company-wide reviews with senior management are conducted monthly. GECC and GECAS management plan to have completed the first three phases of the program for a substantial majority of mission-critical systems by the end of 1998 and to have nearly all significant information systems, products and services, facilities and suppliers in the control phase of the program by mid-1999.

As noted elsewhere, the Partnership has sold all of its aircraft-related assets other than three aircraft engines. These remaining engines are on lease with Royal Aviation, Inc. and Royal Cargo, Inc., and under the terms of the leases, the lessees have the obligation to repair and maintain the engines. GECAS is requesting information from the lessees about the status of their Year 2000 program.

Aside from maintenance and other matters relating to the Partnership's aircraft-related assets discussed above, the principal third-party vendors to the Partnership are those providing the Partnership with services such as accounting, auditing, banking and investor services. GECAS intends to apply the same standards in determining the Year 2000 capabilities of the Partnership's third-party vendors as GECAS will apply with respect to its outside vendors pursuant to its internal Year 2000 program.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs; products and services; facilities and facilities-related equipment; suppliers; and, customers. The Partnership, like all business operations, is also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes or that could affect customers' ability to repay amounts owed to the Partnership or vendors' ability to provide services without interruption. The likelihood and effects of failures in infrastructure systems, over which the Partnership has no control, cannot be estimated. However, aside from the impact of any such possible failures or the possibility of a disruption of the Partnership's lessees' business caused by Year 2000 failures, the General Partner does not believe that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Partnership.

To date, the Partnership has not incurred any Year 2000 expenditures nor does it expect to incur any material costs in the future. However, the activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1998 and June 30, 1998, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada - The receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors has sold one of the remaining five Convair 280 aircraft owned by CanAir, as well as most of CanAir's other assets, including spare parts and accounts receivable. Subject to court approval, the proceeds of the sale will be distributed to CanAir's creditors, including the Partnership, GE Capital
Aviation  Services,  Inc.,  as agent for Polaris  Holding  Company,  and General
Electric Capital Leasing Canada, Inc. (collectively, the GECAS Parties). However, the amount of the sale proceeds that the GECAS Parties will receive has not yet been determined by the court.

Other Proceedings - Item 10 in Part III of the Partnership's  1997 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1998 and June 30, 1998 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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




        November 16, 1998                 By: /S/Marc A. Meiches
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