Form 10-K405
period 1998-12-31
POLARIS AIRCRAFT INCOME FUND I
filed 1999-03-29
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1998.

                    Documents incorporated by reference: None

                       This document consists of 40 pages.

                                     PART I

Item 1.  Business

Polaris Aircraft Income Fund I (PAIF-I or the Partnership) was formed primarily to purchase and lease used commercial jet aircraft in order to provide distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-I was organized as a California Limited Partnership on June 27, 1984 and will terminate no later than December 2010. As of December 31, 1998, the only assets remaining were cash, three aircraft engines on lease and spare parts in inventory (as discussed in Note 8), which includes one engine .

PAIF-I has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other Limited Partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the General Partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of aircraft management services to third parties, including without limitation AerFi Group plc (formerly GPA Group plc), a public limited company organized in Ireland, together with its consolidated subsidiaries (AerFi), and Airplanes Group, together with its subsidiaries (APG), each of which two groups leases and sells aircraft. Accordingly, in seeking to re-lease and sell its engines, the Partnership may be in competition with the General Partner, its affiliates, AerFi, APG, and other third parties to whom GECAS provides aircraft management services from time to time.

The Partnership leased three JT8D-9A engines to CanAir Cargo Ltd. (CanAir) for three years beginning in May 1994. In 1997, the lease with CanAir was extended for seven months. In August 1997, the engine lease was transferred to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation) pursuant to an Aircraft Lease Purchase Agreement. Under this agreement, the leases were extended to August 2000 at the same rental rate.

The following table describes certain material terms of the Partnership's engine leases as of December 31, 1998.

                                        Number         Lease
      Lessee            Engine Type   of Engines    Expiration   Renewal Options
      ------            -----------   ----------    ----------   ---------------

      Royal Aviation      JT8D-9A        3            8/2000           None

At year end 1998, there were approximately 12,600 jet aircraft in the world fleet. Approximately 1,500 aircraft were leased or sold during 1998, an increase of 14% over 1997. Air travel has grown strongly during the past 28 years, with the last nineteen years showing better than 5.5% annual growth, and not until recently has it subsided after what had been a robust period from 1994 to 1997. This strong period has mainly benefited Stage 3 narrow bodies and younger Stage 2 narrow bodies, many of which have been or are being upgraded with hushkits. During 1998, the industry saw many alliances taking place. There was more consolidation in the U.S. Airline Industry via alliances than had been seen in the previous 20 years since deregulation. Booming traffic demand coupled with reductions in the price of aviation fuel has resulted in record profits for many airlines in North America and Europe. However, slower traffic lies ahead, the cycle has peaked in 1998, as may have airline profits. Manufacturers continue to produce at high levels compared to what demand will require in the future years. Asia continues its economic turmoil which has brought about a significant reduction in traffic growth in that region. This is resulting in a number of new aircraft order deferrals and cancellations, mainly in the wide body sector, with over capacity moving from Asia into the other regions around the world. Timing of when the down cycle ends or how severe it will be is still in question, but will be closely watched as we move into the next millennium. Several airline accidents that occurred in 1996, involving older Stage 2 aircraft, continue to dampen the market for such aircraft.


Item 2.  Properties

At December 31, 1998, Polaris Aircraft Income Fund I (the Partnership) owned three JT8D-9A engines and certain inventoried parts (as discussed in Note 8), which includes one engine, out of its original portfolio of eleven aircraft. None of the engines are Stage 3 compliant (see Item 7 "Industry Update - Aircraft Noise"). The three JT8D-9A engines are leased to Royal. In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft were disassembled for sale of their component parts. The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc., in 1998. Additionally, one of two engines held in inventory was sold to Quantum Aviation Limited during 1998. Two engines formerly leased to Viscount, were returned to the Partnership in 1996 and were sold in March 1997. One additional engine was sold to Viscount during 1995. The Partnership has sold six aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993, the airframe from a Boeing 737-200 aircraft in 1995 and three Boeing 737-200 aircraft in 1997.


Item 3.  Legal Proceedings

Markair, Inc. (Markair) Bankruptcy - As previously reported in the Partnership's 1997 Form 10-K, Markair commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On June 11, 1992, the Partnership filed a proof of claim in the case to recover damages for past due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft that were leased by Markair. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allowing the Partnership to retain the security deposits and maintenance reserves previously posted by Markair. The stipulation also allowed the Partnership an unsecured claim against Markair for $445,000, which was converted to subordinated debentures during 1994. Markair has defaulted on its payment obligations on such debentures. On April 14, 1995, Markair commenced new reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On October 25, 1995, Markair converted its Chapter 11 reorganization proceeding into a proceeding under Chapter 7 of the United States Bankruptcy Code in the same court. The trustee, Key Bank of Washington, took steps to protect the interests of the debenture holders, including the Partnership, by filing proofs of claim in this proceeding.

Braniff, Inc. (Braniff) Bankruptcy - As previously reported in the Partnership's 1997 Form 10-K, in September 1989, Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. On September 26, 1990 the Partnership filed a proof of claim to recover unpaid rent and other damages, and on November 27, 1990, the Partnership filed a proof of administrative claim to recover damages for detention of aircraft, non-compliance with court orders and post-petition use of engines as well as liquidated damages. On July 27, 1992, the Bankruptcy Court approved a stipulation embodying a settlement among the Partnership, the Braniff creditor committees and Braniff in which it was agreed that the Partnership would be allowed an administrative claim in the bankruptcy proceeding of approximately $2,076,923. As the final disposition of the Partnership's claim in the Bankruptcy proceedings, the Partnership was permitted by the Bankruptcy Court to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the

FAA noise regulations to operate nine Stage 2 aircraft and has been allowed a net remaining unsecured claim of $6,923,077 in the proceedings.

Braniff's bankrupt estate made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $138,462 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the quarter ended March 31, 1998. On January 20, 1999, Braniff's bankrupt estate made an additional payment in the amount of $84,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount $58,154 was allocated to the Partnership based on its pro rata share of the total claims.

Jet Fleet Bankruptcy - As previously reported in the Partnership's 1997 Form 10-K, in September 1992, Jet Fleet, lessee of one of the Partnership's aircraft, defaulted on its obligations under the lease for the Partnership's aircraft by failing to pay reserve payments and to maintain required insurance. The
Partnership repossessed its Aircraft on September 28, 1992. Thereafter, Jet Fleet filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 13, 1993, the Partnership filed a proof of claim in the Jet Fleet bankruptcy to recover its damages. The bankrupt estate was subsequently determined to be insolvent.

Jet Fleet's bankruptcy proceeding was closed on August 6, 1997, and the bankruptcy proceeding of Jet Fleet International Airlines, Inc. was closed on February 10, 1998. Distributions from the bankrupt estate have not been made to the unsecured creditors, and the Partnership is not likely to receive any distributions on its proof of claim.

The Partnership had been holding deposits and maintenance reserves pending the outcome of the Jet Fleet bankruptcy proceedings. Consequently, the Partnership recognized revenue of $92,610 that had been held as deposits and maintenance reserves.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of Limited
Partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. The trial court has issued a revised scheduling order setting the trial date for this action for September 7, 1999.

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada - On July 28, 1997, CanAir obtained an order under the Companies' Creditors Arrangement Act of Canada (the CCAA Order) from the Ontario Court of Justice, General Division, in order to obtain protection from its creditors while it attempted to develop a plan of reorganization and compromise with its creditors. The CCAA Order restrained CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir leased three engines from the Partnership, and a total of five aircraft from Polaris Holding Company (Polaris) and General Electric Capital Leasing Canada, Inc.

(GECL Canada). CanAir had defaulted on its July and August 1997 engine rent and maintenance reserve payment obligations to the Partnership. On August 22, 1997, GE Capital Aviation Services, Inc. (GECAS), as agent for Polaris, GECL Canada and the Partnership (collectively, the GECAS Parties), entered into an Aircraft Lease Purchase Agreement with Royal Aviation Inc. and Royal Cargo Inc. for the transfer of CanAir's future lease obligations to Royal Aviation Inc.

CanAir still owes the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 is owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations.

The receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors has sold the remaining five Convair 280 aircraft owned by CanAir, as well as all of CanAir's other assets, including spare parts and accounts receivable. The sales have been approved by the court, and all sales proceeds have been paid to the receiver.

The sales proceeds will be distributed to CanAir's creditors according to priorities under the receivership order and Canada's Personal Property Security Act (Ontario). The receiver's fees and expenses will be paid ahead of the secured creditors, with the balance to be distributed to the secured creditors, including the GECAS Parties. There are currently issues between the GECAS Parties and one of CanAir's other creditors, Newcourt Credit Group, as to priority over some of CanAir's assets and the proceeds therefrom, and the allocation of the proceeds for distribution has yet to be determined by the court.

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

b)       Number of Security Holders:

                                                     Number of Record Holders
         Title of Class                              as of December 31, 1998
         ------------------                     --------------------------------

         Limited Partnership Interest:                         6,149

         General Partnership Interest:                             1

c)       Dividends:

         Distributions of cash from operations commenced in 1987. The Partnership made cash distributions to Limited Partners of $1,349,832 and $7,466,258, or $8.00 and $44.25 per Limited Partnership unit during 1998 and 1997, respectively.

Item 6.  Selected Financial Data

                                                For the years ended December 31,
                                                --------------------------------

                                 1998          1997          1996           1995          1994
                                 ----          ----          ----           ----          ----
Revenues                    $  1,464,953  $  3,643,495  $  2,781,212   $  3,196,035  $  3,081,215

Net Income (Loss)              1,304,160     3,188,131      (591,415)       446,293       829,960

Net Income (Loss)
  allocated to Limited
  Partners                     1,053,059     1,341,903      (838,569)       298,425       686,691

Net Income (Loss) per
  Limited Partnership Unit          6.24          7.95         (4.97)          1.77          4.07

Cash Distributions per
  Limited Partnership
  Unit                              8.00         44.25         15.00           8.50          8.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit                  8.00         44.25         15.00           8.50          8.00

Total Assets                   7,361,736     7,366,511    14,254,000     16,288,799    16,487,091

Partners' Capital              5,120,063     5,315,716    10,423,428     13,826,993    14,974,251

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1998, Polaris Aircraft Income Fund I (the Partnership) owned three JT8D-9A engines and certain inventoried aircraft parts (as discussed in Note 8), which includes one engine, out of its original portfolio of eleven aircraft. None of the engines are Stage 3 compliant (see Item 7 "Industry Update
- Aircraft Noise"). The three JT8D-9A engines are leased to Royal Aviation. In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft were disassembled for sale of their component parts. The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc., in 1998. Additionally, one of two engines held in inventory was sold to Quantum Aviation Limited during 1998. Two engines formerly leased to Viscount, were returned to the Partnership in 1996 and were sold in March 1997. One additional engine was sold to Viscount during 1995. The Partnership has sold six aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993, the airframe from a Boeing 737-200 aircraft in 1995 and three Boeing 737-200 aircraft in 1997.


Remarketing Update

General - Polaris  Investment  Management  Corporation  (the General  Partner or
PIMC) evaluates, from time to time, whether the investment objectives of the Partnership are better served by continuing to hold the Partnership's remaining portfolio of engines or marketing such engines for sale. This evaluation takes into account the current and potential earnings of the engines, the conditions in the markets for lease and sale and future outlook for such markets, and the tax consequences of selling rather than continuing to lease the engines.

Sale of aircraft inventory - The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $100,000, less amounts previously received for sales as of that date. The net purchase price of $98,145 was paid in September 1998.

Sale of engines in inventory - In November 1998, the Partnership sold one of two engines held in inventory for net proceeds of $290,000 to Quantum Aviation Limited (Quantum). It was anticipated that the second engine would be sold to Quantum. However, that sale did not occur, and the Partnership continues to re-market the remaining JT8D-9A engine. The two engines had a net book value of $-0-.


Partnership Operations

The Partnership reported net income of $1,304,160 and $3,188,131, or $6.24 and $7.95 per Limited Partnership unit for the years ended December 31, 1998 and 1997, respectively, compared to a net loss of $591,415, or $4.97 per Limited Partnership unit for the year ended December 31, 1996. The decrease in operating results in 1998, as compared to 1997, was primarily the result of gains on the sale of aircraft of $1,832,673 as well as the receipt, by the Partnership, of a settlement from Nations Air in the amount of $690,946 in 1997, partially offset by decreased operating expenses in 1998, primarily due to a decrease in legal expenses related to Viscount. The improvement in operating results in 1997, as compared to 1996, was primarily the result of the gains on the sale of aircraft, the related lower depreciation expense in 1997, and the settlement from Nations Air.

During 1997 and 1996, the Partnership recorded allowances for credit losses of $30,365 and $1,055,050, respectively for outstanding receivables from CanAir, Viscount and Nations Air. GECAS, on behalf of the Partnership, entered into a Stipulation and Agreement with Viscount on September 18, 1996. This Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount.

Depreciation adjustments in 1996 were approximately $400,000, related to declines in the estimated realizable values of the Partnership's aircraft and aircraft inventory. In determining the 1996 impairment loss, the Partnership estimated the fair value of the aircraft and equipment based on the estimated sale price less cost to sell, and then deducted this amount from the carrying value of the aircraft.

The Partnership recorded legal expenses of approximately $414,000 in 1996 related to the Viscount defaults and Chapter 11 bankruptcy filing, which are included in operating expense in the Partnership's statement of operations.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from its lessee that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $1,814,393 as of December 31, 1998.

The Partnership received payments of $162,454, $252,112 and $477,832, in 1998, 1997 and 1996, respectively, from the sale of parts from the four disassembled aircraft. This includes the sale of remaining inventory of aircraft parts from the four disassembled aircraft to Soundair in 1998 for $100,000.

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

Cash Distributions - Cash distributions to Limited Partners during 1998, 1997 and 1996 were $1,349,832, $7,466,258 and $2,530,935, respectively. Cash distributions per Limited Partnership unit were $8.00, $44.25 and $15.00 during 1998, 1997 and 1996, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the receipt of rental payments from Royal Aviation.


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

As noted elsewhere, the Partnership has sold all of its aircraft-related assets other than three aircraft engines on lease and the spare parts inventory, which includes one engine. Three of the remaining engines are on lease with Royal Aviation, Inc. and Royal Cargo, Inc., and under the terms of the leases, the lessees have the obligation to repair and maintain the engines. GECAS is requesting information from the lessees about the status of their Year 2000 program.

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

The Stipulation and Agreement provided that upon the return and surrender of possession of the Partnership's three airframes and eight engines (two of which were spare engines), Viscount's rights and interests therein would terminate. As of October 1, 1996, Viscount had returned (or surrendered possession of) all of the Partnership's airframes and engines. One of the returned airframes (together with one installed engine) was in the possession of and being operated by Nations Air. Six of the seven returned engines were in the possession of certain maintenance facilities and required maintenance work in order to be made operable. Viscount returned the Partnership's remaining airframe and one installed engine on October 1, 1996. Nations Air returned this airframe and one installed engine to the Partnership in February 1997. These three airframes and six of the engines were sold in 1997. One of the engines was sold to Quantum in November 1998.

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

As discussed in Notes 4 and 8, in October 1996, Viscount's affiliates, Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc., assumed Viscount's engine finance sale note to the Partnership as provided under the Compromise and Stipulation.

During 1996, the Partnership recorded an allowance for credit losses of $1,055,050 for outstanding receivables from Viscount and Nations Air. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and had written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received.

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

As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership had accrued legal costs of approximately $180,000 and $414,000, which are reflected in operating expense in the Partnership's 1997 and 1996 statement of operations, respectively. In 1998, the Partnership revised its estimate of legal costs and reduced the accrual for legal costs by $60,071.


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

Jet Fleet's bankruptcy proceeding was closed on August 6, 1997, and the bankruptcy proceeding of Jet Fleet International Airlines, Inc. was closed on February 10, 1998. Distributions from the bankrupt estate have not been made to the unsecured creditors, and the Partnership is not likely to receive any distributions on its Proof of Claim.

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

Braniff's bankrupt estate made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $138,462 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the quarter ended March 31, 1998. On January 20, 1999, Braniff's bankrupt estate made an additional payment in the amount of $84,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount $58,154 was allocated to the Partnership based on its pro rata share of the total claims. As a result of these payments, $196,616 was recognized as revenue during 1998, and is included in lessee settlement and other income.

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada - On July 28, 1997, CanAir obtained an order under the Companies' Creditors Arrangement Act of Canada (the CCAA Order) from the Ontario Court of Justice, General Division, in order to obtain protection from its creditors while it attempted to develop a plan of reorganization and compromise with its creditors. The CCAA Order restrained CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir leased three engines from the Partnership, and a total of five aircraft from Polaris Holding Company (Polaris) and General Electric Capital Leasing Canada, Inc. (GECL Canada). CanAir had defaulted on its July and August 1997 engine rent and maintenance reserve payment obligations to the Partnership. On August 22, 1997, GE Capital Aviation Services, Inc. (GECAS), as agent for Polaris, GECL Canada and the Partnership (collectively, the GECAS Parties), entered into an Aircraft Lease Purchase Agreement with Royal Aviation Inc. and Royal Cargo Inc. for the transfer of CanAir's future lease obligations to Royal Aviation Inc.

CanAir still owes the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 is owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations.

The receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors has sold the remaining five Convair 280 aircraft owned by CanAir, as well as all of CanAir's other assets, including spare parts and accounts receivable. The sales have been approved by the court, and all sales proceeds have been paid to the receiver.

The sales proceeds will be distributed to CanAir's creditors according to priorities under the receivership order and Canada's Personal Property Security Act (Ontario). The receiver's fees and expenses will be paid ahead of the secured creditors, with the balance to be distributed to the secured creditors, including the GECAS Parties. There are currently issues between the GECAS Parties and one of CanAir's other creditors, Newcourt Credit Group, as to priority over some of CanAir's assets and the proceeds therefrom, and the allocation of the proceeds for distribution has yet to be determined by the court.

Industry Update

Maintenance of Aging Aircraft - The process of aircraft maintenance, including engines, begins at the aircraft design stage. For aircraft operating under Federal Aviation Administration (FAA) regulations, a review board consisting of representatives of the manufacturer, FAA representatives and operating airline representatives is responsible for specifying the aircraft's initial maintenance program. The General Partner understands that this program is constantly reviewed and modified throughout the aircraft's operational life.

The Partnership's three JT8D-9A engines are on lease to a Canadian operator pursuant to a lease that requires the lessee to maintain such engines during the lease term in accordance with a maintenance program that satisfies the requirements of the Canadian airworthiness authority.

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

At December 31, 1998, the Partnership's portfolio consisted of three Stage 2 engines. Hushkit modifications, which allow Stage 2 engines to meet Stage 3 requirements, are available for the Partnership's aircraft engines. However, while technically feasible, hushkits may not be cost effective due to the age and maintenance condition of the engines and the time required to fully amortize the additional investment.

Currently, legislation has been drafted and is under review by the EU to adopt anti-hushkitting regulations within member states. The legislation seeks to ban hushkitted aircraft from being added to member states registers after April 1, 1999 and will preclude all operation of hushkitted aircraft within the EU by April 1, 2002. The effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.

Demand for Aircraft - At year end 1998, there were approximately 12,600 jet aircraft in the world fleet. Approximately 1,500 aircraft were leased or sold during 1998, an increase of 14% over 1997. Air travel has grown strongly during the past 28 years, with the last nineteen years showing better than 5.5% annual growth, and not until recently has it subsided after what had been a robust period from 1994 to 1997. This strong period has mainly benefited Stage 3 narrow bodies and younger Stage 2 narrow bodies, many of which have been or are being upgraded with hushkits. During 1998, the industry saw many alliances taking place. There was more consolidation in the U.S. Airline Industry via alliances than had been seen in the previous 20 years since deregulation. Booming traffic demand coupled with reductions in the price of aviation fuel has resulted in record profits for many airlines in North America and Europe. However, slower traffic lies ahead, the cycle has peaked in 1998, as may have airline profits. Manufacturers continue to produce at high levels compared to what demand will require in the future years. Asia continues its economic turmoil which has brought about a significant reduction in traffic growth in that region. This is resulting in a number of new aircraft order deferrals and cancellations, mainly in the wide body sector, with over capacity moving from Asia into the other regions around the world. Timing of when the down cycle ends or how severe it will be is still in question, but will be closely watched as we move into the next millennium.

Item 8.  Financial Statements and Supplementary Data











                         POLARIS AIRCRAFT INCOME FUND I






              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997


            AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                TOGETHER WITH THE


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Partners of
Polaris Aircraft Income Fund I:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund I (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund I as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
    January 25, 1999

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                            1998         1997
                                                            ----         ----
ASSETS:

CASH AND CASH EQUIVALENTS                                $6,418,582   $6,466,511

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of $30,365 in 1998
  and 1997                                                   58,154         --

AIRCRAFT ENGINES, net of  accumulated
  depreciation of $75,000 in 1998 and
  $60,000 in 1997                                           885,000      900,000
                                                         ----------   ----------

                                                         $7,361,736   $7,366,511
                                                         ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                    $   10,538   $   42,286

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                               371,742      446,822

SECURITY DEPOSITS                                            45,000       95,000

MAINTENANCE RESERVES                                      1,814,393    1,466,687
                                                         ----------   ----------

       Total Liabilities                                  2,241,673    2,050,795
                                                         ----------   ----------

PARTNERS' CAPITAL (DEFICIT):

  General Partner                                           493,422      392,302
  Limited Partners, 168,729 units
     issued and outstanding                               4,626,641    4,923,414
                                                         ----------   ----------

       Total Partners' Capital                            5,120,063    5,315,716
                                                         ----------   ----------

                                                         $7,361,736   $7,366,511
                                                         ==========   ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                              1998         1997         1996
                                              ----         ----         ----
REVENUES:
  Rent from operating leases              $   360,000  $   360,000  $ 1,763,400
  Interest                                    303,203      506,984      524,479
  Gain on sale of aircraft and equipment         --      1,832,673         --
  Gain on sale of aircraft inventory          452,454      252,112      477,832
  Lessee settlement and other                 349,296      691,726       15,501
                                          -----------  -----------  -----------

       Total Revenues                       1,464,953    3,643,495    2,781,212
                                          -----------  -----------  -----------

EXPENSES:
  Depreciation                                 15,000       15,000    1,656,729
  Management fees to General Partner           18,000       18,000       63,337
  Provision for credit losses                    --         30,365    1,055,050
  Operating                                     3,960      215,384      425,146
  Administration and other                    123,833      176,615      172,365
                                          -----------  -----------  -----------

       Total Expenses                         160,793      455,364    3,372,627
                                          -----------  -----------  -----------

NET INCOME (LOSS)                         $ 1,304,160  $ 3,188,131  $  (591,415)
                                          ===========  ===========  ===========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER                  $   251,101  $ 1,846,228  $   247,154
                                          ===========  ===========  ===========

NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS                     $ 1,053,059  $ 1,341,903  $  (838,569)
                                          ===========  ===========  ===========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                $      6.24  $      7.95  $     (4.97)
                                          ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                         General        Limited
                                         Partner       Partners        Total
                                         -------       --------        -----

Balance, December 31, 1995           $   (590,280)  $ 14,417,273   $ 13,826,993

    Net income (loss)                     247,154       (838,569)      (591,415)

    Cash distributions to partners       (281,215)    (2,530,935)    (2,812,150)
                                     ------------   ------------   ------------

Balance, December 31, 1996           $   (624,341)  $ 11,047,769   $ 10,423,428

    Net income                          1,846,228      1,341,903      3,188,131

    Cash distributions to partners       (829,585)    (7,466,258)    (8,295,843)
                                     ------------   ------------   ------------

Balance, December 31, 1997           $    392,302   $  4,923,414   $  5,315,716

    Net income                            251,101      1,053,059      1,304,160

    Cash distributions to partners       (149,981)    (1,349,832)    (1,499,813)
                                     ------------   ------------   ------------

Balance, December 31, 1998           $    493,422   $  4,626,641   $  5,120,063
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                          1998           1997           1996
                                                          ----           ----           ----
OPERATING ACTIVITIES:
  Net income (loss)                                  $  1,304,160   $  3,188,131   $   (591,415)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                         15,000         15,000      1,656,729
     Gain on sale of aircraft inventory                  (452,454)      (252,112)      (477,832)
     Gain on sale of aircraft                                --       (1,832,673)          --
     Provision for credit losses                             --           30,365      1,055,050
     Changes in operating assets and liabilities:
       Increase in rent and other receivables             (58,154)       (11,549)      (524,243)
       Increase (decrease) in payable to affiliates       (31,748)       (35,390)        25,919
       Increase (decrease) in accounts payable and
         accrued liabilities                              (75,080)       (17,781)       366,193
       Increase (decrease) in security deposits           (50,000)        24,075        (75,000)
       Increase in maintenance reserves                   347,706        298,379      1,051,654
                                                     ------------   ------------   ------------

         Net cash provided by operating activities        999,430      1,406,445      2,487,055
                                                     ------------   ------------   ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                             --        2,620,000           --
  Principal payments on notes receivable                     --          418,145        105,600
  Net proceeds from sale of aircraft inventory            452,454        252,112        477,832
                                                     ------------   ------------   ------------

         Net cash provided by investing activities        452,454      3,290,257        583,432
                                                     ------------   ------------   ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                       (1,499,813)    (8,295,843)    (2,812,150)
                                                     ------------   ------------   ------------

         Net cash used in financing activities         (1,499,813)    (8,295,843)    (2,812,150)
                                                     ------------   ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                             (47,929)    (3,599,141)       258,337

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     6,466,511     10,065,652      9,807,315
                                                     ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                        $  6,418,582   $  6,466,511   $ 10,065,652
                                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each asset's economic life. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the asset will be increased.

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

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per Limited Partnership unit is based on the Limited Partners' share of net income (loss), allocated in accordance with the Partnership Agreement, and the number of units outstanding for the years ended December 31, 1998, 1997 and 1996.

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

                                                    1998           1997
                                                    ----           ----
      Allowance for credit losses,
         beginning of year                       $ (30,365)     $(411,450)
      Provision for credit losses                     --          (30,365)
      Write-downs                                     --          411,450
                                                 ---------      ---------
      Allowance for credit losses,
         end of year                             $ (30,365)     $ (30,365)
                                                 =========      =========


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

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Notes 9 & 10.


3.       Aircraft and Aircraft Engines

At December 31, 1998, the Partnership owned three JT8D-9A engines and certain inventoried aircraft parts (as discussed in Note 8), which includes one engine, out of its original portfolio of eleven used commercial jet aircraft. The remaining leases are net operating leases, requiring the lessees to pay all operating expenses associated with the engines during the lease term. In addition, the leases require the lessees to comply with Airworthiness Directives which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term. In addition to basic rent, the lessees are generally required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met.

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

The following is a schedule by year of future minimum rental revenue under the existing leases:

              Year                            Amount
              ----                            ------
              1999                           $360,000
              2000                            240,000
                                             --------

              Total                          $600,000
                                             ========

The Partnership recognized impairment losses aggregating approximately $400,000, or $2.37 per Limited Partnership unit, as increased depreciation expense in 1996. In 1996, the Partnership concluded that a sale of the returned aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership. In determining the impairment loss, the Partnership estimated the fair value of the aircraft and equipment based on the estimated sale price less cost to sell, and then deducted this amount from the carrying value of the aircraft.

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


4.       Sale of Aircraft and Engines

Sale of Aircraft Inventory - The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $100,000, less amounts previously received for sales as of that date. The net purchase price of $98,145 was paid in September, 1998. The total proceeds received from Soundair during 1998, including the proceeds for the sale of the remaining inventory, was $162,454.

Sale of Engine in Inventory - In November, 1998, the Partnership sold one of two engines held in inventory for net proceeds of $290,000 to Quantum Aviation Limited (Quantum). The Partnership continues to remarket the remaining engine. The two engines had a net book value of $-0- .

Sale of Engine - In 1995, the Partnership sold an engine to Viscount for a sales price of $461,849 and recorded a gain on sale of $17,849. The Partnership recorded a note receivable for the sales price and agreed to accept payment in installments. As discussed in Note 8, Viscount defaulted on certain payments due the Partnership, including payments on this note receivable. In October 1996, Viscount's affiliates, Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc., assumed Viscount's engine finance sale note to the Partnership as discussed in
Note 8. In April 1997, the Partnership received $408,496, as a prepayment in full, of the outstanding engine finance sale note receivable, including accrued interest, due from Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc.

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

The Partnership incurred the cost of disassembly and received the proceeds from the sale of such parts, net of overhaul expenses, and commissions paid to Soundair.

The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc., in 1998. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $100,000, less amounts previously received for sales as of that date. The net purchase price of $98,145 was paid in September 1998.

The Partnership received net proceeds from the sale of aircraft inventory of $452,454, $252,112 and $477,832, during 1998, 1997 and 1996, respectively. The net book value of the aircraft inventory was recovered during 1995. As a result, the excess proceeds from the sale of aircraft inventory have been recorded as gain on sale of aircraft inventory in the corresponding years' statement of operations.


6.       CanAir Default and Transfer of Engine Lease to Royal Aviation

In April 1997, the Partnership and CanAir agreed to extend the existing engine leases for seven months beyond the original lease expiration date of May 1997.

On July 28,  1997,  CanAir  obtained  an order  under the  Companies'  Creditors
Arrangement Act of Canada (the CCAA Order) from the Ontario Court of Justice, General Division, in order to obtain protection from its creditors while it attempted to develop a plan of reorganization and compromise with its creditors. The CCAA Order restrained CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir leased three engines from the Partnership, and a total of five aircraft from Polaris Holding Company (PHC) and General Electric Capital Leasing Canada, Inc. (GECL Canada). CanAir had defaulted on its July and August 1997 engine rent and maintenance reserve payment obligations to the Partnership. On August 22, 1997, GE Capital Aviation Services, Inc. (GECAS) as agent for PHC, GECL Canada and the
Partnership (together, the GECAS Parties), entered into an Aircraft Lease Purchase Agreement with Royal Aviation Inc. and Royal Cargo Inc. for the transfer of CanAir's future lease obligations to Royal Aviation Inc. (Royal Aviation). Pursuant to this agreement, the leases were extended to August 2000 at the current lease rate and the Partnership received a security deposit of $45,000 from Royal Aviation.

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

The Partnership had been holding deposits and maintenance reserves pending the outcome of the Jet Fleet bankruptcy proceedings. Consequently, the Partnership recognized, during the first quarter of 1998, revenue of $92,610 that had been held as deposits and maintenance reserves, which is included in lessee settlement and other income.

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

Braniff's bankrupt estate made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $138,462 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the quarter ended March 31, 1998. On January 20, 1999, Braniff's bankrupt estate made an additional payment in the amount of $84,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount $58,154 was allocated to the Partnership based on its pro rata share of the total claims. As a result of these payments, $196,616 was recognized as revenue during 1998, and is included in lessee settlement and other income.

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada - On July 28, 1997, CanAir obtained an order under the Companies' Creditors Arrangement Act of Canada (the CCAA Order) from the Ontario Court of Justice, General Division, in order to obtain protection from its creditors while it attempted to develop a plan of reorganization and compromise with its creditors. The CCAA Order restrained CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir leased three engines from the Partnership, and a total of five aircraft from Polaris Holding Company (Polaris) and General Electric Capital Leasing Canada, Inc. (GECL Canada). CanAir had defaulted on its July and August 1997 engine rent and maintenance reserve payment obligations to the Partnership. On August 22, 1997, GE Capital Aviation Services, Inc. (GECAS), as agent for Polaris, GECL Canada and the Partnership (collectively, the GECAS Parties), entered into an Aircraft Lease Purchase Agreement with Royal Aviation Inc. and Royal Cargo Inc. for the transfer of CanAir's future lease obligations to Royal Aviation Inc.

CanAir still owes the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 is owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations.

The receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors has sold the remaining five Convair 280 aircraft owned by CanAir, as well as all of CanAir's other assets, including spare parts and accounts receivable. The sales have been approved by the court, and all sales proceeds have been paid to the receiver.

The sales proceeds will be distributed to CanAir's creditors according to priorities under the receivership order and Canada's Personal Property Security Act (Ontario). The receiver's fees and expenses will be paid ahead of the secured creditors, with the balance to be distributed to the secured creditors, including the GECAS Parties. There are currently issues between the GECAS Parties and one of CanAir's other creditors, Newcourt Credit Group, as to priority over some of CanAir's assets and the proceeds therefrom, and the allocation of the proceeds for distribution has yet to be determined by the court.

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

The Stipulation and Agreement provided that upon the return and surrender of possession of the Partnership's three airframes and eight engines (two of which were spare engines), Viscount's rights and interests therein would terminate. As of October 1, 1996, Viscount had returned (or surrendered possession of) all of the Partnership's airframes and engines. One of the returned airframes (together with one installed engine) was in the possession of and operated by Nations Air. Six of the seven returned engines were in the possession of certain maintenance facilities and required maintenance work in order to be made operable. Viscount returned the Partnership's remaining airframe and one installed engine on October 1, 1996. Nations Air returned this airframe and one installed engine to the Partnership in February 1997. These three airframes and six of the engines were sold in 1997. One of the engines was sold to Quantum in November 1998.

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

The Partnership evaluated the condition of the returned equipment and estimated that very substantial maintenance and refurbishment costs aggregating approximately $3.2 million would be required if the Partnership decided to re-lease the returned aircraft and spare engines. Alternatively, if the Partnership decided to sell the returned aircraft and spare engines, such sale could be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. Based on its evaluation, the Partnership concluded that a sale of the remaining aircraft and spare engines on an "as is, where is" basis would maximize the economic return on this equipment to the Partnership. These aircraft were subsequently sold in 1997, as discussed in Note 4.

As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership had accrued legal costs of approximately $180,000 and $414,000, which are reflected in operating expense in the Partnership's 1997 and 1996 statement of operations, respectively. In 1998, the Partnership revised its estimate of legal costs and reduced the accrual for legal costs by $60,071.


9.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

     a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases of the Partnership, payable upon receipt of the rent. In 1998, 1997 and 1996, the Partnership paid management fees to PIMC of $16,935, $16,987, and $64,396, respectively. Management fees payable to PIMC at December 31, 1998 and 1997 were $3,018 and $1,954, respectively.

     b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. In 1998, 1997 and 1996, $171,930, $201,731, and $203,253 were reimbursed by the
         Partnership to PIMC for administrative expenses. Administrative reimbursements of $7,320 and $37,633 were payable to PIMC at December 31, 1998 and 1997, respectively. Partnership reimbursements to PIMC for maintenance and remarketing costs of $3,590, $104,066, and $200,032 were paid in 1998, 1997, and 1996, respectively. Maintenance and remarketing reimbursements of $200 and $2,699 were payable to PIMC at December 31, 1998 and 1997, respectively.

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

     e. One engine from the Partnership's aircraft was leased to Viscount through a joint venture agreement with Polaris Aircraft Income Fund II from April 1993 through March 1996 at a fair market rental rate. The Partnership recognized rental revenue on this engine of $46,400 in 1996.

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

Cash available for distributions, including the proceeds from the sale of aircraft, are distributed 10% to the General Partner and 90% to the Limited Partners.

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

Had all the assets of the Partnership been liquidated at December 31, 1998 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be ($697,163) and $5,817,226, respectively.


11.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1998 and 1997 are as follows:

                            Reported Amounts     Tax Basis        Net Difference
                            ----------------     ---------        --------------

1998:    Assets              $  7,361,736       $ 18,311,389      $(10,949,653)
         Liabilities            2,241,673            427,281         1,814,392

1997:    Assets              $  7,366,511       $ 18,316,164      $(10,949,653)
         Liabilities            2,050,795            584,108         1,466,687


12.      Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                               For the years ended December 31,

                                                1998        1997          1996
                                                ----        ----          ----

Book net income (loss) per Limited
   Partnership unit                           $  6.24     $  7.95       $ (4.97)
Adjustments for tax purposes represent
   differences between book and tax revenue
   and expenses:
     Rental and maintenance reserve revenue
        recognition                              2.04        1.34          8.91
     Depreciation                                 -         (1.18)         6.71
     Gain or loss on sale of aircraft           (0.29)     (18.26)         -
     Basis in inventory                           -         (0.73)        (2.86)
     Other revenue and expense items              -         (0.16)        (0.84)
                                              -------     -------       -------

Taxable net income (loss) per Limited
   Partnership unit                           $  7.99     $(11.04)      $  6.95
                                              =======     =======       =======

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


13.      Subsequent Events

The Partnership made a cash distribution of $2,488,753 or $14.75 per Limited Partnership unit, to Limited Partners, and $276,528 to the General Partner on January 15, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund I (PAIF-I or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the General Partner of the Partnership (collectively
Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, GECAS and PIMC are affiliates.

The officers and directors of PIMC are:

            Name                        PIMC  Title
         ----------                 --------------------

         Eric M. Dull               President; Director
         Marc A. Meiches            Chief Financial Officer
         Barbara Macholl            Director
         Norman C. T. Liu           Vice President; Director
         Ray Warman                 Secretary
         Robert W. Dillon           Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 38, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Risk and Portfolio Management of GECAS, having previously held the positions of Executive Vice President - Portfolio Management and Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 46, assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Previously, he held the position of Vice President of PIMC from October 1995 to October 1997. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial and Operating Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Ms. Macholl, 45, assumed the position of Director of PIMC effective February 27, 1999. Ms. Macholl presently holds the position of Senior Vice President, Marketing Finance for GECAS. Prior to joining GECAS, Ms. Macholl has been with the General Electric Company (GE) and its subsidiaries since 1977. Ms. Macholl previously held the position of Vice President Finance for CBSI Inc., a wholly owned subsidiary of the General Electric Company. Ms. Macholl has also held various financial management positions for the GE Lighting business.

Mr. Liu, 41, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 50, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 57, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.


Certain Legal Proceedings:

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. The Partnership is not named as a defendant in this action. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On May 7, 1993, the court granted the defendants' motion to stay this action, and subsequently this suit was dismissed.

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


Item 11. Executive Compensation

PAIF-I has no directors or officers. PAIF-I is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $16,935 were paid to PIMC in 1998 in addition to a 10% interest in all cash distributions as described in Note 9 to the financial statements (Item 8).


Item 12. Security Ownership of Certain Beneficial Owners and Management

     a) No person owns of record, or is known by PAIF-I to own beneficially, more than five percent of any class of voting securities of PAIF-I.

     b) The General Partner of PAIF-I owns the equity securities of PAIF-I as set forth in the following table:

                         Name of
          Title        Beneficial         Amount and Nature of         Percent
         of Class         Owner           Beneficial Ownership         of Class
         --------      ----------         --------------------         --------

         General       Polaris         Represents a 10.0% interest of    100%
         Partner       Investment      all cash distributions, gross
         Interest      Management      income in an amount equal to
                       Corporation     9.09% of distributed cash
                                       available from operations, and
                                       a 1% interest in net income or
                                       loss

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

2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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


                                    POLARIS AIRCRAFT INCOME FUND I,
                                    (REGISTRANT)
                                    By:     Polaris Investment
                                            Management Corporation
                                            General Partner




           March 24, 1999                   By:  /S/ Eric M. Dull
           --------------                        -------------------------
                Date                             Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                            Date
      ---------                       -----                            ----

    /S/Eric M. Dull       President and Director of Polaris       March 24, 1999
    ---------------       Investment Management Corporation,      --------------
    (Eric M. Dull)        General Partner of the Registrant

    /S/Marc A. Meiches    Chief Financial Officer of Polaris      March 24, 1999
    ------------------    Investment Management Corporation,      --------------
    (Marc A. Meiches)     General Partner of the Registrant

    /S/Barbara Macholl    Director of Polaris Investment          March 24, 1999
    -------------------   Management Corporation, General         --------------
    (Barbara Macholl)     Partner of the Registrant

    /S/Norman C. T. Liu   Vice President and Director of          March 24, 1999
    -------------------   Polaris Investment Management           --------------
    (Norman C. T. Liu)    Corporation, General Partner
                          of the Registrant