Form 10-Q
period 1999-03-31
POLARIS AIRCRAFT INCOME FUND I
filed 1999-05-14
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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





                       This document consists of 14 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended March 31, 1999




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 1999 and
                  December 31, 1998...........................................3

              b)  Statements of Operations - Three Months Ended
                  March 31, 1999 and 1998.....................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1998
                  and Three Months Ended March 31, 1999.......................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 1999 and 1998...............................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........9



Part II.      Other Information

         Item 1.      Legal Proceedings......................................12

         Item 6.      Exhibits and Reports on Form 8-K.......................12

         Signature    .......................................................13

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,  December 31,
                                                           1999         1998
                                                           ----         ----
ASSETS:

CASH AND CASH EQUIVALENTS                               $3,904,988   $6,418,582

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of $30,365 in
   1999 and 1998                                           196,858       58,154

AIRCRAFT ENGINES, net of accumulated depreciation
   of $78,750 in 1999 and $75,000 in 1998                  881,250      885,000
                                                        ----------   ----------

                                                        $4,983,096   $7,361,736
                                                        ==========   ==========



LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                   $   18,956   $   10,538

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                             353,382      371,742

LESSEE SECURITY DEPOSITS                                    45,000       45,000

MAINTENANCE RESERVES                                     1,907,591    1,814,393
                                                        ----------   ----------

        Total Liabilities                                2,324,929    2,241,673
                                                        ----------   ----------

PARTNERS' CAPITAL:

   General Partner                                         219,928      493,422
   Limited Partners, 168,729 units
      issued and outstanding                             2,438,239    4,626,641
                                                        ----------   ----------

        Total Partners' Capital                          2,658,167    5,120,063
                                                        ----------   ----------

                                                        $4,983,096   $7,361,736
                                                        ==========   ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        1999          1998
                                                        ----          ----

REVENUES:
   Rent from operating leases                         $ 90,000      $ 90,000
   Gain on sale of aircraft inventory                  196,858        49,453
   Claims related to lessee defaults                      --         231,072
   Interest and other                                   50,561        72,104
                                                      --------      --------

           Total Revenues                              337,419       442,629
                                                      --------      --------

EXPENSES:
   Depreciation                                          3,750         3,750
   Management fees to general partner                    4,500         4,500
   Administration and other                             25,784        40,966
                                                      --------      --------

           Total Expenses                               34,034        49,216
                                                      --------      --------

NET INCOME                                            $303,385      $393,413
                                                      ========      ========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER                             $  3,034      $  3,934
                                                      ========      ========

NET INCOME ALLOCATED TO
   LIMITED PARTNERS                                   $300,351      $389,479
                                                      ========      ========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $   1.78      $   2.31
                                                      ========      ========



        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                           Year Ended December 31, 1998 and
                                           Three Months Ended March 31, 1999
                                           ---------------------------------

                                          General       Limited
                                          Partner       Partners       Total
                                          -------       --------       -----


Balance, December 31, 1997              $   392,302   $ 4,923,414   $ 5,315,716

   Net income                               251,101     1,053,059     1,304,160

   Cash distributions to partners          (149,981)   (1,349,832)   (1,499,813)
                                        -----------   -----------   -----------

Balance, December 31, 1998                  493,422     4,626,641     5,120,063

   Net income                                 3,034       300,351       303,385

   Cash distributions to partners          (276,528)   (2,488,753)   (2,765,281)
                                        -----------   -----------   -----------

Balance, March 31, 1999                 $   219,928   $ 2,438,239   $ 2,658,167
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         1999          1998
                                                         ----          ----
OPERATING ACTIVITIES:
   Net income                                        $   303,385   $   393,413
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                         3,750         3,750
      Gain on sale of aircraft inventory                (196,858)      (49,453)
      Changes in operating assets and liabilities:
        Decrease (increase) in rent and other
          receivable                                      58,154      (141,223)
        Increase (decrease) in payable to
          affiliates                                       8,418        (3,490)
        (Decrease) increase in accounts payable
           and accrued liabilities                       (18,360)        6,075
        Increase in maintenance reserves                  93,198        71,622
        Decrease in security deposits                       --         (50,000)
                                                     -----------   -----------
           Net cash provided by operating
             activities                                  251,687       230,694
                                                     -----------   -----------

INVESTING ACTIVITIES:
   Net proceeds from sale of aircraft inventory             --          49,453
                                                     -----------   -----------

           Net cash provided by investing
             activities                                     --          49,453
                                                     -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                     (2,765,281)   (1,499,813)
                                                     -----------   -----------

           Net cash used in financing activities      (2,765,281)   (1,499,813)
                                                     -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                        (2,513,594)   (1,219,666)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                 6,418,582     6,466,511
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $ 3,904,988   $ 5,246,845
                                                     ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund I's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1998, 1997, and 1996 included in the Partnership's 1998 Annual Report to the SEC on Form 10-K.


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                Payments for
                                             Three Months Ended     Payable at
                                               March 31, 1999     March 31, 1999
                                               --------------     --------------

Aircraft Management Fees                           $ 6,000           $ 1,518

Out-of-Pocket Administrative Expense
    Reimbursement                                   35,199            17,438

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement                  200              --
                                                   -------           -------

                                                   $41,399           $18,956
                                                   =======           =======


3.       Partners' Capital

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


4.       Sale of Aircraft Inventory to Soundair, Inc.

The Partnership recognized income of $196,858 during the first quarter of 1999 from the sale of aircraft inventory to Soundair, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 1999, Polaris Aircraft Income Fund I (the Partnership) owned three JT8D-9A engines and certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The three JT8D-9A engines are leased to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation).


Partnership Operations

The Partnership recorded net income of $303,385, or $1.78 per limited partnership unit, for the three months ended March 31, 1999, compared to net income of $393,413, or $2.31 per unit for the same period in 1998. The decline in operating results during the first quarter of 1999, as compared to the same period in 1998, was primarily the result of income recognized on payments received from the Braniff, Inc. bankruptcy estate of $138,462 and on Jet Fleet deposits of $92,610 following the closing of bankruptcy proceedings. This 1998 income was partially offset by gains on the sale of aircraft inventory in 1999 of $196,858, compared to $49,453 in 1998.

Interest income decreased during the first quarter of 1999, as compared to the same period in 1998, primarily due to a decrease in the cash reserves over the same period.

Administration and other expenses decreased during the three months ended March 31, 1999, as compared to the same period in 1998, primarily due to decreases in consulting fees and printing and postage costs.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from Royal Aviation that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $1,907,591 as of March 31, 1999. One engine underwent a maintenance event subsequent to March 31, 1999 which will result in a reimbursement to the lessee of approximately $400,000.

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

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1999 and 1998 were $2,488,753, or $14.75 per limited partnership unit and $1,349,832, or $8.00 per unit, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the receipt of rental payments from Royal Aviation.

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

GECC and GECAS have undertaken a global effort to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues;
(3) improve -- execute project plans and perform a majority of the testing;  and
(4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and company-wide reviews with senior management are conducted monthly. The first three phases of the program have been completed for a substantial majority of mission-critical activities. Management plans to have nearly all significant information systems, products and services and facilities through the control phase of the program by mid-1999.

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

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1998 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's 1998 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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




        May 11, 1999                      By: /S/Marc A. Meiches
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