Form 10-Q
period 1999-06-30
POLARIS AIRCRAFT INCOME FUND I
filed 1999-08-13
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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





                       This document consists of 13 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended June 30, 1999




                                      INDEX



Part I.  Financial Information                                              Page
                                                                            ----
         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1999 and
                  December 31, 1998...........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 1999 and 1998................................4

              c)  Statements of Changes in Partners' Capital -
                  Year Ended December 31, 1998
                  and Six Months Ended June 30, 1999..........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1999 and 1998................................6

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

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,    December 31,
                                                          1999          1998
                                                          ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                              $3,696,122   $6,418,582

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of  $30,365 in
   1999 and 1998                                          196,858       58,154

AIRCRAFT ENGINES, net of accumulated depreciation
    of $82,500 in 1999 and $75,000 in 1998                877,500      885,000
                                                       ----------   ----------

                                                       $4,770,480   $7,361,736
                                                       ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL :

PAYABLE TO AFFILIATES                                  $   12,264   $   10,538

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                            360,295      371,742

LESSEE SECURITY DEPOSITS                                   45,000       45,000

DEFERRED INCOME                                            30,000         --

MAINTENANCE RESERVES                                    1,571,956    1,814,393
                                                       ----------   ----------

        Total Liabilities                               2,019,515    2,241,673
                                                       ----------   ----------

PARTNERS' CAPITAL :
   General Partner                                        220,856      493,422
   Limited Partners, 168,729 units
      issued and outstanding                            2,530,109    4,626,641
                                                       ----------   ----------

        Total Partners' Capital                         2,750,965    5,120,063
                                                       ----------   ----------

                                                       $4,770,480   $7,361,736
                                                       ==========   ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                               --------            --------

                                            1999      1998      1999      1998
                                            ----      ----      ----      ----
REVENUES:
   Rent from operating leases             $ 90,000  $ 90,000  $180,000  $180,000
   Gain on sale of aircraft inventory         --      14,856   196,858    64,309
   Interest and other                       45,649    73,333    96,210   376,509
                                          --------  --------  --------  --------

           Total Revenues                  135,649   178,189   473,068   620,818
                                          --------  --------  --------  --------

EXPENSES:
   Depreciation                              3,750     3,750     7,500     7,500
   Management fees to general partner        4,500     4,500     9,000     9,000
   Operating                                  --       3,514      --       3,514
   Administration and other                 34,601    47,200    60,385    88,166
                                          --------  --------  --------  --------

           Total Expenses                   42,851    58,964    76,885   108,180
                                          --------  --------  --------  --------

NET INCOME                                $ 92,798  $119,225  $396,183  $512,638
                                          ========  ========  ========  ========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER                 $    928  $  1,192  $  3,962  $  5,126
                                          ========  ========  ========  ========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                    $ 91,870  $118,033  $392,221  $507,512
                                          ========  ========  ========  ========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   0.54  $   0.70  $   2.32  $   3.01
                                          ========  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                           Year Ended December 31, 1998 and
                                            Six Months Ended June 30, 1999
                                            ------------------------------

                                          General       Limited
                                          Partner       Partners        Total
                                          -------       --------        -----


Balance, December 31, 1997              $   392,302   $ 4,923,414   $ 5,315,716

   Net income                               251,101     1,053,059     1,304,160

   Cash distributions to partners          (149,981)   (1,349,832)   (1,499,813)
                                        -----------   -----------   -----------

Balance, December 31, 1998                  493,422     4,626,641     5,120,063

   Net income                                 3,962       392,221       396,183

   Cash distributions to partners          (276,528)   (2,488,753)   (2,765,281)
                                        -----------   -----------   -----------

Balance, June 30, 1999                  $   220,856   $ 2,530,109   $ 2,750,965
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                       -------------------------

                                                          1999           1998
                                                          ----           ----
OPERATING ACTIVITIES:
   Net income                                         $   396,183   $   512,638
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                          7,500         7,500
      Gain on sale of aircraft inventory                 (196,858)      (64,309)
      Changes in operating assets and liabilities:
        Increase in rent and other receivables             58,154        (1,224)
        Increase (decrease) in payable to affiliates        1,726       (14,159)
        Increase in deferred income                        30,000        30,000
        (Decrease) increase in accounts payable and
           accrued liabilities                            (11,447)        9,725
        (Decrease) increase in maintenance reserves      (242,437)      184,880
        Decrease in security deposits                        --         (50,000)
                                                      -----------   -----------

           Net cash provided by operating activities       42,821       615,051
                                                      -----------   -----------

INVESTING ACTIVITIES:
   Net proceeds from sale of aircraft inventory              --          64,309
                                                      -----------   -----------

           Net cash provided by investing activities         --          64,309
                                                      -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                      (2,765,281)   (1,499,813)
                                                      -----------   -----------

           Net cash used in financing activities       (2,765,281)   (1,499,813)
                                                      -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                         (2,722,460)     (820,453)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  6,418,582     6,466,511
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                      $ 3,696,122   $ 5,646,058
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


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                        Payments for
                                     Three Months Ended       Payable at
                                        June 30, 1999        June 30, 1999
                                        -------------        -------------

Aircraft Management Fees                   $ 1,500             $ 4,518

Out-of-Pocket Administrative Expense
    Reimbursement                           38,854               7,746
                                           -------             -------

                                           $40,354             $12,264
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 1999, Polaris Aircraft Income Fund I (the Partnership) owned three JT8D-9A engines and certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The three JT8D-9A engines are leased to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation).


Partnership Operations

The Partnership recorded net income of $92,798, or $0.54 per limited partnership unit for the three months ended June 30, 1999 compared to net income of $119,225, or $0.70 per limited partnership unit, for the three months ended June 30, 1998. The Partnership recorded net income of $396,183, or $2.32 per limited partnership unit for the six months ended June 30, 1999, compared to net income of $512,638, or $3.01 per limited partnership unit, for the six months ended June 30, 1998. The decrease in operating results during the three and six months ended June 30, 1999, as compared to the same periods in 1998, is primarily the result of bankruptcy settlements in the 1998 periods, related to Braniff and Jetfleet. Also contributing to the decrease in operating results was a decrease in interest revenue partially offset by a decrease in certain administrative expenses.

Interest income decreased during the three and six months ended June 30, 1999, as compared to the same period in 1998, primarily due to a decrease in the cash reserves over the same period.

Administration and other expenses decreased during the three and six months ended June 30, 1999, as compared to the same period in 1998, primarily due to decreases in consulting fees and printing and postage costs.

There were no operating expenses during the three and six months ended June 30, 1999, as compared to the same periods in 1998. During the six months ended June 30, 1998, the Partnership recognized legal expenses of $3,514 related to the Braniff bankruptcy.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from Royal Aviation that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $1,571,956 as of June 30, 1999. One engine underwent a maintenance event which resulted in a reimbursement to the lessee of $414,844 during the second quarter of 1999.

Polaris Investment Management Corporation, the general partner, has determined that cash reserves be maintained as a prudent measure to insure that the Partnership has available funds in the event that the engines presently on lease to Royal Aviation require remarketing, and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the six months ended June 30, 1999 were $2,488,753, or $14.75 per limited partnership unit, compared to $1,349,832, or $8.00 per limited partnership unit for the six months ended June 30, 1998. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the receipt of rental payments from Royal Aviation.


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

As discussed in the Partnership's Annual Report on Form 10-K, GECC and GECAS are applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will affect their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve -- execute project plans and perform a majority of the testing; and (4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities, and suppliers were in the control phase. As a final step in the control phase, GECC is developing, testing and implementing contingency plans to ameliorate any potential internal or external disruption of critical business processes.

As noted elsewhere, the Partnership has sold all of its aircraft-related assets other than three aircraft engines on lease and the spare parts inventory, which includes one engine. Three of the remaining engines are on lease with Royal Aviation, Inc. and Royal Cargo, Inc., and under the terms of the leases, the lessees have the obligation to repair and maintain the engines. Royal Aviation has advised GECAS that it has adopted procedures to identify and address Year 2000 issues and that it has developed a plan to fix any problems by the end of this year. To the extent, however, that Royal Aviation suffers any material disruption of its business and operations due to Year 2000 failure of equipment or information systems, such disruption would likely have a material adverse effect on the Partnership's operations and financial condition.

Aside from maintenance and other matters relating to the Partnership's aircraft-related assets discussed above, the principal third-party vendors to the Partnership are those providing the Partnership with services such as accounting, auditing, banking and investor services. GECAS intends to apply the same standards in determining the Year 2000 capabilities of the Partnership's third-party vendors, as GECAS will apply with respect to its outside vendors pursuant to its internal Year 2000 program.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs, products and services, facilities and facilities-related equipment suppliers, and customers. The Partnership, like all business operations, is also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes or that could affect customers' ability to repay amounts owed to the Partnership or vendors' ability to provide services without interruption. The likelihood and effects of failures in infrastructure systems, over which the Partnership has no control, cannot be estimated. However, aside from the impact of any such possible failures or the possibility of a disruption of Royal's business caused by Year 2000 failures, the General Partner does not believe that occurrences of

Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Partnership.

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

                           Part II. Other Information
                           --------------------------


Item 1.           Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1998 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1999, there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's  1998 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1999 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                          POLARIS AIRCRAFT INCOME FUND I
                                          (Registrant)
                                          By:   Polaris Investment
                                                Management Corporation,
                                                General Partner




          August 11, 1999                 By: /S/Marc A. Meiches
----------------------------------            ---------------------------------
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