Form 10-Q
period 1999-09-30
POLARIS AIRCRAFT INCOME FUND I
filed 1999-11-15
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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





                       This document consists of 13 pages.

                         POLARIS AIRCRAFT INCOME FUND I

          FORM 10-Q - For the Quarterly Period Ended September 30, 1999




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 1999 and
                  December 31, 1998...........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1999 and 1998...........................4

              c)  Statements of Changes in Partners' Capital -
                  Year Ended December 31, 1998
                  and Nine Months Ended September 30, 1999....................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1999 and 1998...........................6

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

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                      September 30, December 31,
                                                          1999          1998
                                                          ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                               $3,910,171  $6,418,582

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of  $30,365 in 1999
   and 1998                                                196,858      58,154

AIRCRAFT ENGINES, net of accumulated depreciation
    of $86,250 in 1999 and $75,000 in 1998                 873,750     885,000
                                                        ----------  ----------

                                                        $4,980,779  $7,361,736
                                                        ==========  ==========


LIABILITIES AND PARTNERS' CAPITAL :

PAYABLE TO AFFILIATES                                   $   10,121  $   10,538

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                             355,161     371,742

LESSEE SECURITY DEPOSITS                                    45,000      45,000

DEFERRED INCOME                                             60,000        --

MAINTENANCE RESERVES                                     1,656,836   1,814,393
                                                        ----------  ----------

        Total Liabilities                                2,127,118   2,241,673
                                                        ----------  ----------

PARTNERS' CAPITAL :
   General Partner                                         221,883     493,422
   Limited Partners, 168,729 units
      issued and outstanding                             2,631,778   4,626,641
                                                        ----------  ----------

        Total Partners' Capital                          2,853,661   5,120,063
                                                        ----------  ----------

                                                        $4,980,779  $7,361,736
                                                        ==========  ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                          -------------       -------------
                                         1999      1998      1999      1998
                                         ----      ----      ----      ----
REVENUES:
   Rent from operating leases          $ 90,000  $ 90,000  $270,000  $270,000
   Gain on sale of aircraft inventory      --      98,145   196,858   162,454
   Interest and other                    47,935    78,682   144,145   455,191
                                       --------  --------  --------  --------

           Total Revenues               137,935   266,827   611,003   887,645
                                       --------  --------  --------  --------

EXPENSES:
   Depreciation                           3,750     3,750    11,250    11,250
   Management fees to general
     partner                              4,500     4,500    13,500    13,500
   Operating                               --        --        --       3,514
   Administration and other              26,989    26,833    87,374   114,999
                                       --------  --------  --------  --------

           Total Expenses                35,239    35,083   112,124   143,263
                                       --------  --------  --------  --------

NET INCOME                             $102,696  $231,744  $498,879  $744,382
                                       ========  ========  ========  ========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER              $  1,027  $  2,318  $  4,989  $  7,444
                                       ========  ========  ========  ========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                 $101,669  $229,426  $493,890  $736,938
                                       ========  ========  ========  ========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                    $   0.60  $   1.36  $   2.93  $   4.37
                                       ========  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                            Year Ended December 31, 1998 and
                                          Nine Months Ended September 30, 1999
                                          ------------------------------------
                                          General       Limited
                                          Partner       Partners        Total
                                          -------       --------        -----

Balance, December 31, 1997              $   392,302   $ 4,923,414   $ 5,315,716

   Net income                               251,101     1,053,059     1,304,160

   Cash distributions to partners          (149,981)   (1,349,832)   (1,499,813)
                                        -----------   -----------   -----------

Balance, December 31, 1998                  493,422     4,626,641     5,120,063

   Net income                                 4,989       493,890       498,879

   Cash distributions to partners          (276,528)   (2,488,753)   (2,765,281)
                                        -----------   -----------   -----------

Balance, September 30, 1999             $   221,883   $ 2,631,778   $ 2,853,661
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1999          1998
                                                        ----          ----
OPERATING ACTIVITIES:
   Net income                                       $   498,879   $   744,382
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                       11,250        11,250
      Gain on sale of aircraft inventory               (196,858)     (162,454)
      Changes in operating assets and liabilities:
        (Decrease) increase in rent and other
          receivables                                    58,154        (1,224)
        Decrease in payable to affiliates                  (417)      (12,221)
        Increase in deferred income                      60,000          --
        Decrease in accounts payable and
           accrued liabilities                          (16,581)       (9,148)
        (Decrease) increase in maintenance
          reserves                                     (157,557)      260,335
        Decrease in security deposits                      --         (50,000)
                                                    -----------   -----------

           Net cash provided by operating
             activities                                 256,870       780,920
                                                    -----------   -----------

INVESTING ACTIVITIES:
   Net proceeds from sale of aircraft inventory            --         162,454
                                                    -----------   -----------

           Net cash provided by investing
             activities                                    --         162,454
                                                    -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                    (2,765,281)   (1,499,813)
                                                    -----------   -----------

           Net cash used in financing
             activities                              (2,765,281)   (1,499,813)
                                                    -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                       (2,508,411)     (556,439)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                6,418,582     6,466,511
                                                    -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $ 3,910,171   $ 5,910,072
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


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                             Payments for
                                          Three Months Ended      Payable at
                                          September 30, 1999  September 30, 1999
                                          ------------------  ------------------

Aircraft Management Fees                        $ 6,000             $ 3,018

Out-of-Pocket Administrative Expense
    Reimbursement                                57,869               7,103
                                                -------             -------

                                                $63,869             $10,121
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 1999, Polaris Aircraft Income Fund I (the Partnership) owned three JT8D-9A engines and certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The three JT8D-9A engines are leased to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation).


Partnership Operations

The Partnership recorded net income of $102,696, or $0.60 per limited partnership unit for the three months ended September 30, 1999 compared to net income of $231,744, or $1.36 per limited partnership unit, for the three months ended September 30, 1998. The decline in operating results during the three months ended September 30, 1999, as compared to the same period in 1998, was primarily the result of the sale of the remaining inventory of aircraft parts from the dissembled aircraft to Soundair in 1998. There were no such sales in the three months ended September 30, 1999. The Partnership recorded net income of $498,879, or $2.93 per limited partnership unit for the nine months ended September 30, 1999, compared to net income of $744,382, or $4.37 per limited partnership unit, for the nine months ended September 30, 1998. The decrease in operating results during the nine months ended September 30, 1999, as compared to the same periods in 1998, is primarily the result of income from bankruptcy settlements in the 1998 periods, related to Braniff and Jetfleet. Also contributing to the decrease in operating results during the three and nine months ended September 30, 1999 was a decrease in interest revenue partially offset by a decrease in certain administrative expenses.

Interest income decreased during the three and nine months ended September 30, 1999, as compared to the same period in 1998, primarily due to a decrease in the cash reserves due to distributions over the same period.

Administration and other expenses decreased during the nine months ended September 30, 1999, as compared to the same period in 1998, primarily due to decreases in consulting fees and printing and postage costs.

There were no operating expenses during the three and nine months ended September 30, 1999, as compared to the same periods in 1998. During the nine months ended September 30, 1998, the Partnership recognized legal expenses of $3,514 related to the Braniff bankruptcy.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from Royal Aviation that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $1,656,836 as of September 30, 1999. One engine underwent a maintenance event which resulted in a reimbursement to the lessee of $414,844 during the second quarter of 1999, and an additional $26,577 during the third quarter of 1999.

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

Cash Distributions - Cash distributions to limited partners during the nine months ended September 30, 1999 were $2,488,753, or $14.75 per limited partnership unit, compared to $1,349,832, or $8.00 per limited partnership unit for the nine months ended September 30, 1998. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the receipt of rental payments from Royal Aviation.


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

As discussed in the Partnership's Annual Report on Form 10-K, GECC and GECAS are applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will affect their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve -- execute project plans and perform a majority of the testing; and (4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities and suppliers were in the control phase. As a final step in the control phase, GECC has developed, tested and is prepared to implement contingency plans to minimize disruption of critical business processes.

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

Aside from maintenance and other matters relating to the Partnership's aircraft-related assets discussed above, the principal third-party vendors to the Partnership are those providing the Partnership with services such as accounting, auditing, banking and investor services. GECAS has applied the same standards in determining the Year 2000 capabilities of the Partnership's third-party vendors, as GECAS has applied with respect to its outside vendors pursuant to its internal Year 2000 program.

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

                           Part II. Other Information
                           --------------------------

Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1998 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1999 and June 30,1999, there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Kepford, et al. v. Prudential Securities, et al. - On September 6, 1999, the Court entered an order granting a stay of this action pending the submission of the remaining plaintiffs' claims to arbitration.

Other Proceedings - Item 10 in Part III of the Partnership's  1998 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1999 and June 30, 1999 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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




          November 12, 1999                   By: /S/Marc A. Meiches
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