Form 10-K405
period 1999-12-31
POLARIS AIRCRAFT INCOME FUND I
filed 2000-03-29
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K
                              --------------------

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                           Commission File No. 2-91762

                         POLARIS AIRCRAFT INCOME FUND I
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                California                             94-2938977
      -------------------------------            -----------------------
      (State or other jurisdiction of            (IRS Employer I.D. No.)
       incorporation or organization)

  201 High Ridge Road, Stamford, Connecticut                         06927
  ------------------------------------------                         -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

No formal market exists for the units of Limited Partnership interest and therefore there exists no aggregate market value at December 31, 1999.

                    Documents incorporated by reference: None

                       This document consists of 37 pages.

                                     PART I

Item 1.  Business

Polaris Aircraft Income Fund I (PAIF-I or the Partnership) was formed primarily to purchase and lease used commercial jet aircraft in order to provide distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-I was organized as a California Limited Partnership on June 27, 1984 and will terminate no later than December 2010. As of December 31, 1999, the only assets remaining were cash, three aircraft engines on lease and spare parts in inventory (as discussed in Note 8), which includes one engine.

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

The following table describes certain material terms of the Partnership's engine leases as of December 31, 1999. For further information on the industry, see Demand for Aircraft in the Industry Update section of Item 7.

                                    Number        Lease
       Lessee       Engine Type   of Engines   Expiration   Renewal Options
       ------       -----------   ----------   ----------   ---------------

    Royal Aviation    JT8D-9A         3          8/2000          None


Item 2.  Properties

At December 31, 1999, the Partnership owned three JT8D-9A engines and certain inventoried parts (as discussed in Note 8), which includes one engine, out of its original portfolio of eleven aircraft. None of the engines are Stage 3 compliant (see Item 7 "Industry Update - Aircraft Noise"). The three JT8D-9A engines are leased to Royal Aviation. In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft were disassembled for sale of their component parts. The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc., in 1998. Additionally, one of two engines held in inventory was sold to Quantum Aviation Limited during 1998. Two engines formerly leased to Viscount, were returned to the Partnership in 1996 and were sold in March 1997. One additional engine was sold to Viscount during 1995. The Partnership has sold six aircraft and one airframe from its original aircraft portfolio: a Boeing

737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993, the airframe from a Boeing 737-200 aircraft in 1995 and three Boeing 737-200 aircraft in 1997.


Item 3.        Legal Proceedings

Markair, Inc. (Markair) Bankruptcy - As previously reported in the Partnership's 1998 Form 10-K, Markair commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On June 11, 1992, the Partnership filed a proof of claim in the case to recover damages for past due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft that were leased by Markair. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allowing the Partnership to retain the security deposits and maintenance reserves previously posted by Markair, and an unsecured claim against Markair for $445,000. The unsecured claim was converted to subordinated debentures during 1994, and Markair defaulted on its payment obligations on such debentures. On April 14, 1995, Markair commenced new reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On October 25, 1995, Markair converted its Chapter 11 reorganization proceeding into a proceeding under Chapter 7 of the United States Bankruptcy Code in the same court. The trustee, Key Bank of Washington, took steps to protect the interests of the debenture holders, including the Partnership, by filing proofs of claim in this proceeding. The Partnership has not received any distribution from the bankrupt estate on the proofs of claim.

Braniff, Inc. (Braniff) Bankruptcy - In September 1989, Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. The Partnership filed a proof of claim to recover unpaid rent and other damages, and a proof of administrative claim to recover damages for detention of aircraft, non-compliance with court orders, post-petition use of engines and liquidated damages. On July 27, 1992, the Partnership, Braniff and the Braniff creditor committees entered into a settlement which allowed the Partnership an administrative claim of approximately $2,076,923. The Bankruptcy Court made a final disposition of the Partnership's claim by permitting the Partnership to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate one Stage 2 aircraft and by allowing the Partnership a net remaining unsecured claim of $769,231 in the proceedings.

Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $138,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $58,154 was allocated to the Partnership based on its pro rata share of the total claims. No further payments have been made in respect of the Partnership's unsecured claim in the bankruptcy proceeding.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections

11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. The trial date for this action was set and rescheduled by the trial court several times, and on September 2, 1999, the court granted a stay of this action pending the submission of the remaining plaintiffs' claims to arbitration.

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

At December 31, 1999, CanAir owed the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 was owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations.

The receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors sold the remaining five Convair 280 aircraft owned by CanAir, as well as all of CanAir's other assets, including spare parts and accounts receivable. The proceeds of the sale are being distributed to CanAir's creditors, including the GECAS Parties. The receiver has distributed to the GECAS Parties a total of 1,076,116.04 Canadian Dollars (approximately $741,700 U.S. Dollars) in respect of the GECAS Parties' claims against CanAir. Of this amount, 91,469 Canadian Dollars ($61,513 U.S. Dollars) have been allocated to the Partnership based on its pro rata share of the total claims. Of the sale proceeds, approximately 600,000 Canadian Dollars (approximately $413,500 U.S. Dollars) remain to be distributed to CanAir's creditors by the receiver, subject to a final court order as to the priorities of CanAir's creditors under the receivership order and Canada's Personal Property Security Act (Ontario).

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

b)       Number of Security Holders:

                                                     Number of Record Holders
         Title of Class                              as of December 31, 1999
         ------------------                        ----------------------------

         Limited Partnership Interest:                         6,102

         General Partnership Interest:                           1

c)       Dividends:

         Distributions of cash from operations commenced in 1987. The Partnership made cash distributions to Limited Partners of $2,488,753 and $1,349,832, or $14.75 and $8.00 per Limited Partnership unit during 1999 and 1998, respectively.

Item 6.  Selected Financial Data

                                                For the years ended December 31,
                                                --------------------------------

                                  1999         1998          1997          1996           1995
                                  ----         ----          ----          ----           ----

Revenues                    $    764,665  $  1,464,953  $  3,643,495  $  2,781,212   $  3,196,035

Net Income (Loss)                600,019     1,304,160     3,188,131      (591,415)       446,293

Net Income (Loss)
  allocated to Limited
  Partners                       594,019     1,053,059     1,341,903      (838,569)       298,425

Net Income (Loss) per
  Limited Partnership Unit          3.52          6.24          7.95         (4.97)          1.77

Cash Distributions per
  Limited Partnership
  Unit                             14.75          8.00         44.25         15.00           8.50

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit                 14.75          8.00         44.25         15.00           8.50

Total Assets                   5,090,421     7,361,736     7,366,511    14,254,000     16,288,799

Partners' Capital              2,954,801     5,120,063     5,315,716    10,423,428     13,826,993

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1999, Polaris Aircraft Income Fund I (the Partnership) owned three JT8D-9A engines and certain inventoried aircraft parts (as discussed in Note 8), which includes one engine, out of its original portfolio of eleven aircraft. None of the engines are Stage 3 compliant (see Item 7 "Industry Update
- Aircraft Noise"). The three JT8D-9A engines are leased to Royal Aviation. In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft were disassembled for sale of their component parts. The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc., in 1998. Additionally, one of two engines held in inventory was sold to Quantum Aviation Limited during 1998. Two engines formerly leased to Viscount, were returned to the Partnership in 1996 and were sold in March 1997. One additional engine was sold to Viscount during 1995. The Partnership has sold six aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993, the airframe from a Boeing 737-200 aircraft in 1995 and three Boeing 737-200 aircraft in 1997.


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


Partnership Operations

The Partnership reported net income of $600,019, $1,304,160, and $3,188,131 or $3.52, $6.24, and $7.95 per Limited Partnership unit for the years ended December 31, 1999, 1998, and 1997, respectively. Operating results decreased in 1999 as compared to 1998 primarily due to decrease in additional interest, sales of aircraft inventory and lessee settlement and other income, related to the JetFleet and Braniff Bankruptcies. The decrease in operating results in 1998, as compared to 1997, was primarily the result of gains on the sale of aircraft of $1,832,673 as well as the receipt, by the Partnership, of a settlement from Nations Air in the amount of $690,946 in 1997. These amounts were partially offset by decreased operating expenses in 1998, primarily due to a decrease in legal expenses related to Viscount.

During 1997, the Partnership recorded an allowance for credit losses of $30,365 for outstanding receivables from CanAir.

Administration and other expenses decreased in 1998 as compared to 1997 primarily as a result of reduced consulting fees.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from its lessee that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $1,704,715 as of December 31, 1999. One engine underwent a maintenance event which resulted in a reimbursements to the lessee totaling $441,421 during 1999.

The Partnership received payments of $-0-, $162,454 and $252,112, in 1999, 1998 and 1997, respectively, from the sale of parts from the four disassembled aircraft. This includes the sale of remaining inventory of aircraft parts from the four disassembled aircraft to Soundair in 1998 for $100,000.

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

Cash Distributions - Cash distributions to Limited Partners during 1999, 1998 and 1997 were $2,488,753, $1,349,832 and $7,466,258, respectively. Cash distributions per Limited Partnership unit were $14.75, $8.00 and $44.25 during 1999, 1998 and 1997, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the receipt of rental payments from Royal Aviation.


Impact of the Year 2000 Issue

To date, the Partnership has not incurred any expenditures related to the year 2000 issue nor does it expect to incur any material costs in the future.


Sale of Inventory

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

A consignment agreement has been entered into with a sales agent for the disposal of the spare parts inventory recovered from Viscount. Given that many of the parts require repair/overhaul, the cost of which is not accurately determinable in advance, and the inherent uncertainty of sales prices for used spare parts, there remains uncertainty as to whether the Partnership will derive further proceeds from the sale of this inventory. The Partnership received $206,099 in 1999 for the sale of consignment inventory.

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

The Partnership considers all receivables from Viscount to be uncollectible and had written-off, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received.

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

As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership had accrued legal costs of approximately $180,000, which is reflected in operating expense in the Partnership's 1997 statement of operations. In 1998, the Partnership revised its estimate of legal costs and reduced the accrual for legal costs by $60,071.


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

Braniff, Inc. (Braniff) Bankruptcy - In September 1989, Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. The Partnership filed a proof of claim to recover unpaid rent and other damages, and a proof of administrative claim to recover damages for detention of aircraft, non-compliance with court orders, post-petition use of engines and liquidated damages. On July 27, 1992, the Partnership, Braniff and the Braniff creditor committees entered into a settlement which allowed the Partnership an administrative claim of approximately $2,076,923. The Bankruptcy Court made a final disposition of the Partnership's claim by permitting the Partnership to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate one Stage 2 aircraft and by allowing the Partnership a net remaining unsecured claim of $769,231 in the proceedings.

Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $138,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $58,154 was allocated to the Partnership based on its pro rata share of the total claims. No further payments have been made in respect of the Partnership's unsecured claim in the bankruptcy proceeding.

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

At December 31, 1999, CanAir owed the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 was owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations.

The receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors sold the remaining five Convair 280 aircraft owned by CanAir, as well as all of CanAir's other assets, including spare parts and accounts receivable. The proceeds of the sale are being distributed to CanAir's creditors, including the GECAS Parties. The receiver has distributed to the GECAS Parties a total of 1,076,116.04 Canadian Dollars (approximately $741,700 U.S. Dollars) in respect of the GECAS Parties' claims against CanAir. Of this amount, 91,469 Canadian Dollars ($61,513 U.S. Dollars) have been allocated to the Partnership based on its pro rata share of the total claims. Of the sale proceeds, approximately 600,000 Canadian Dollars (approximately $413,500 U.S. Dollars) remain to be distributed to CanAir's creditors by the receiver, subject to a final court order as to the priorities of CanAir's creditors under the receivership order and Canada's Personal Property Security Act (Ontario).

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

At December 31, 1999, the Partnership's portfolio consisted of three Stage 2 engines. Hushkit modifications, which allow Stage 2 engines to meet Stage 3 requirements, are available for the Partnership's aircraft engines. However, while technically feasible, hushkits may not be cost effective due to the age and maintenance condition of the engines and the time required to fully amortize the additional investment.

Currently, legislation has been drafted and is under review by the EU to adopt anti-hushkitting regulations within member states. The legislation seeks to ban hushkitted aircraft from being added to member states registers after May 1, 2000 (deferred from an April 1, 1999 deadline) and will preclude all operation of hushkitted aircraft within the EU by April 1, 2002. The effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.

Demand for Aircraft - At year end 1999, there were approximately 13,550 jet aircraft in the world fleet. Approximately 1,800 aircraft were leased or sold during 1999, an increase of 9% over 1998. Air travel continued to be strong in 1999 with traffic growth around the 5% level. In 2000 traffic is projected to drop off slightly to an estimated growth rate of 4.5%. Surging fuel prices in 1999 hit the Gulf War levels as airlines added a $20 surcharge to their tickets. The increase in fuel prices cost the industry an approximate $350 million in the fourth quarter of 1999. Alliances continued to evolve in 1999 as airlines aligned themselves with code sharing, joint pricing, schedule integration and corporate agreements. The stage II fleet was projected to drop to 5% at year end 1999 and to 2% in 2002. During 1999 Airbus captured 55% of the orders placed as they outpaced Boeing by 10%. Manufacturers continue to produce at high levels compared to what demand will require in the future years. Asia has improved over 1998, however South America continues its economic turmoil. Timing of when the down cycle ends or how severe it will be is still in question, however it should be less severe than anticipated in 1998.

Item 8.  Financial Statements and Supplementary Data











                         POLARIS AIRCRAFT INCOME FUND I






              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998


            AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                TOGETHER WITH THE


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund I:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund I (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund I as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




                                                 ARTHUR ANDERSEN LLP


San Francisco, California,
    January 21, 2000

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                            1999         1998
                                                            ----         ----
ASSETS:

CASH AND CASH EQUIVALENTS                                $4,190,421   $6,418,582

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of
  $30,365 in 1999 and 1998                                   30,000       58,154

AIRCRAFT ENGINES, net of  accumulated
  depreciation of $90,000 in 1999 and
  $75,000 in 1998                                           870,000      885,000
                                                         ----------   ----------

       Total Assets                                      $5,090,421   $7,361,736
                                                         ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL :

PAYABLE TO AFFILIATES                                    $   11,216   $   10,538

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                               374,689      371,742

SECURITY DEPOSITS                                            45,000       45,000

MAINTENANCE RESERVES                                      1,704,715    1,814,393
                                                         ----------   ----------

       Total Liabilities                                  2,135,620    2,241,673
                                                         ----------   ----------

PARTNERS' CAPITAL :

  General Partner                                           222,894      493,422
  Limited Partners, 168,729 units
     issued and outstanding                               2,731,907    4,626,641
                                                         ----------   ----------

       Total Partners' Capital                            2,954,801    5,120,063
                                                         ----------   ----------
       Total Liabilities and Partners' Capital           $5,090,421   $7,361,736
                                                         ==========   ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                  1999        1998       1997
                                                  ----        ----       ----
REVENUES:
  Rent from operating leases                  $  360,000  $  360,000  $  360,000
  Interest                                       198,566     303,203     506,984
  Gain on sale of aircraft and equipment            --          --     1,832,673
  Gain on sale of aircraft inventory             206,099     452,454     252,112
  Lessee settlement and other                       --       349,296     691,726
                                              ----------  ----------  ----------

       Total Revenues                            764,665   1,464,953   3,643,495
                                              ----------  ----------  ----------

EXPENSES:
  Depreciation                                    15,000      15,000      15,000
  Management fees to General Partner              18,000      18,000      18,000
  Provision for credit losses                       --          --        30,365
  Operating                                         --         3,960     215,384
  Administration and other                       131,646     123,833     176,615
                                              ----------  ----------  ----------

       Total Expenses                            164,646     160,793     455,364
                                              ----------  ----------  ----------

NET INCOME                                    $  600,019  $1,304,160  $3,188,131
                                              ==========  ==========  ==========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER                      $    6,000  $  251,101  $1,846,228
                                              ==========  ==========  ==========

NET INCOME ALLOCATED
  TO THE LIMITED PARTNERS                     $  594,019  $1,053,059  $1,341,903
                                              ==========  ==========  ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT                    $     3.52  $     6.24  $     7.95
                                              ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                       General         Limited
                                       Partner         Partner         Total
                                       -------         -------         -----


Balance, December 31, 1996           $   (624,341)  $ 11,047,769   $ 10,423,428

    Net income                          1,846,228      1,341,903      3,188,131

    Cash distributions to partners       (829,585)    (7,466,258)    (8,295,843)
                                     ------------   ------------   ------------

Balance, December 31, 1997                392,302      4,923,414      5,315,716

    Net income                            251,101      1,053,059      1,304,160

    Cash distributions to partners       (149,981)    (1,349,832)    (1,499,813)
                                     ------------   ------------   ------------

Balance, December 31, 1998                493,422      4,626,641      5,120,063

    Net income                              6,000        594,019        600,019

    Cash distributions to partners       (276,528)    (2,488,753)    (2,765,281)
                                     ------------   ------------   ------------

Balance, December 31, 1999           $    222,894   $  2,731,907   $  2,954,801
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                  1999          1998            1997
                                                  ----          ----            ----

OPERATING ACTIVITIES:
  Net income                                 $    600,019   $  1,304,160   $  3,188,131
  Adjustments to reconcile net income to
     net cash provided by operating
       activities:
     Depreciation and amortization                 15,000         15,000         15,000
     Gain on sale of aircraft inventory          (206,099)      (452,454)      (252,112)
     Gain on sale of aircraft                        --             --       (1,832,673)
     Provision for credit losses                     --             --           30,365
     Changes in operating assets and
       liabilities:
       Decrease (increase)  in rent and
         other receivables                         28,154        (58,154)       (11,549)
       Increase (decrease) in payable
         to affiliates                                678        (31,748)       (35,390)
       Increase (decrease) in accounts
         payable and accrued liabilities            2,947        (75,080)       (17,781)
       Increase (decrease) in security
         deposits                                    --          (50,000)        24,075
       Increase (decrease) in maintenance
         reserves                                (109,678)       347,706        298,379
                                             ------------   ------------   ------------

         Net cash provided by operating
           activities                             331,021        999,430      1,406,445
                                             ------------   ------------   ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                     --             --        2,620,000
  Principal payments on notes receivable             --             --          418,145
  Net proceeds from sale of aircraft
    inventory                                     206,099        452,454        252,112
                                             ------------   ------------   ------------

         Net cash provided by investing
           activities                             206,099        452,454      3,290,257
                                             ------------   ------------   ------------

FINANCING ACTIVITIES:
  Cash distributions to partners               (2,765,281)    (1,499,813)    (8,295,843)
                                             ------------   ------------   ------------

         Net cash used in financing
           activities                          (2,765,281)    (1,499,813)    (8,295,843)
                                             ------------   ------------   ------------

CHANGES IN CASH AND CASH
EQUIVALENTS                                    (2,228,161)       (47,929)    (3,599,141)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                             6,418,582      6,466,511     10,065,652
                                             ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                $  4,190,421   $  6,418,582   $  6,466,511
                                             ============   ============   ============

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

Net Income Per Limited Partnership Unit - Net income per Limited Partnership unit is based on the Limited Partners' share of net income, allocated in accordance with the Partnership Agreement, and the number of units outstanding for the years ended December 31, 1999, 1998 and 1997.

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

                                                        1999             1998
                                                        ----             ----
Allowance for credit losses,
   beginning of year                                  $(30,365)        $(30,365)
Allowance for credit losses,                          --------         --------
   end of year                                        $(30,365)        $(30,365)
                                                      ========         ========


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


3.       Aircraft and Aircraft Engines

At December 31, 1999, the Partnership owned three JT8D-9A engines and certain inventoried aircraft parts (as discussed in Note 8), which includes one engine, out of its original portfolio of eleven used commercial jet aircraft. The remaining leases are net operating leases, requiring the lessees to pay all operating expenses associated with the engines during the lease term. In addition, the leases require the lessees to comply with Airworthiness Directives which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term. In addition to basic rent, the lessees are generally required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met.

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

The following is a schedule by year of future minimum rental revenue under the existing leases:

                   Year                          Amount
                   ----                          ------

                   2000                        $240,000

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each engine's economic life based on estimated residual values obtained from independent parties.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying value of the engines (which has the effect of decreasing future depreciation expense), and the downward adjustments to the estimated residual values (which has the effect of increasing future depreciation expense).


4.       Sale of Aircraft and Engines

Sale of Aircraft Inventory - The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc, in 1998. The total proceeds received from Soundair during 1998, including the proceeds for the sale of the remaining inventory, was $162,454. During 1999, the Partnership received $206,099 for the sale of consignment inventory, as discussed in Note 8.

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

The Partnership received net proceeds from the sale of aircraft inventory of $206,099, $452,454 and $252,112, during 1999, 1998 and 1997, respectively. The net book value of the aircraft inventory was recovered during 1995. As a result, the excess proceeds from the sale of aircraft inventory have been recorded as gain on sale of aircraft inventory in the corresponding years' statement of operations.


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

At December 31, 1999, CanAir owed the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 was owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations.

During 1997, the Partnership recorded an allowance for credit losses of $30,365 for the outstanding receivables from CanAir through August 21, 1997, after applying CanAir's security deposit of $20,925 towards the outstanding receivables due.

As discussed in Note 13, on February 15, 2000, the Partnership received $61,513 in connection with the CanAir Bankruptcy Settlement, which is comprised of
amounts  received  for  rents,   maintenance  reserve  obligations  and  accrued
interest.

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

Braniff, Inc. (Braniff) Bankruptcy - In September 1989, Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. The Partnership filed a proof of claim to recover unpaid rent and other damages, and a proof of administrative claim to recover damages for detention of aircraft, non-compliance with court orders, post-petition use of engines and liquidated damages. On July 27, 1992, the Partnership, Braniff and the Braniff creditor committees entered into a settlement which allowed the Partnership an administrative claim of approximately $2,076,923. The Bankruptcy Court made a final disposition of the Partnership's claim by permitting the Partnership to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate one Stage 2 aircraft and by allowing the Partnership a net remaining unsecured claim of $769,231 in the proceedings.

Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $138,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $58,154 was allocated to the Partnership based on its pro rata share of the total claims. No further payments have been made in respect of the Partnership's unsecured claim in the bankruptcy proceeding.

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

At December 31, 1999, CanAir owed the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 was owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations.

The receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors sold the remaining five Convair 280 aircraft owned by CanAir, as well as all of CanAir's other assets, including spare parts and accounts receivable. The proceeds of the sale are being distributed to CanAir's creditors, including the GECAS Parties. The receiver has distributed to the GECAS Parties a total of 1,076,116.04 Canadian Dollars (approximately $741,700 U.S. Dollars) in respect of the GECAS Parties' claims against CanAir. Of this amount, 91,469 Canadian Dollars ($61,513 U.S. Dollars) have been allocated to the Partnership based on its pro rata share of the total claims. Of the sale proceeds, approximately 600,000 Canadian Dollars (approximately $413,500 U.S. Dollars) remain to be distributed to CanAir's creditors by the receiver, subject to a final court order as to the priorities of CanAir's creditors under the receivership order and Canada's Personal Property Security Act (Ontario).


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

A consignment agreement has been entered into with a sales agent for the disposal of the spare parts inventory recovered from Viscount. Given that many of the parts require repair/overhaul, the cost of which is not accurately determinable in advance, and the inherent uncertainty of sales prices for used spare parts, there remains uncertainty as to whether the Partnership will derive further proceeds from the sale of this inventory. The Partnership received $206,099 in 1999 for the sale of consignment inventory.

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

The Partnership considers all receivables from Viscount to be uncollectible and had written-off, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received.

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

As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership had accrued legal costs of approximately $180,000, which is reflected in operating expense in the Partnership's 1997 statement of operations. In 1998, the Partnership revised its estimate of legal costs and reduced the accrual for legal costs by $60,071.

9.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

     a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases of the Partnership, payable upon receipt of the rent. In 1999, 1998 and 1997, the Partnership paid management fees to PIMC of $18,000, $16,935, and $16,987, respectively. Management fees payable to PIMC at December 31, 1999 and 1998 were $3,018.

     b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. In 1999, 1998 and 1997, $155,970, $171,930, and $201,731 were reimbursed by the
         Partnership to PIMC for administrative expenses. Administrative reimbursements of $8,198 and $7,320 were payable to PIMC at December 31, 1999 and 1998, respectively. Partnership reimbursements to PIMC for maintenance and remarketing costs of $200, $3,590, and $104,066 were paid in 1999, 1998, and 1997, respectively. Maintenance and remarketing reimbursements of $-0- and $200 were payable to PIMC at December 31, 1999 and 1998, respectively.

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

Had all the assets of the Partnership been liquidated at December 31, 1999 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be ($1,120,274) and $5,810,154, respectively.


11.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1999 and 1998 are as follows:

                            Reported Amounts      Tax Basis      Net Difference
                            ----------------      ---------      --------------

1999:    Assets              $  5,090,421       $ 16,463,103      $(11,372,682)
         Liabilities            2,135,620          2,126,476             9,144

1998:    Assets              $  7,361,736       $ 18,311,389      $(10,949,653)
         Liabilities            2,241,673            427,281         1,814,392


12.      Reconciliation of Book Net Income to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                                For the years ended December 31,

                                                1999         1998        1997
                                                ----         ----        ----

Book net income per Limited Partnership unit  $   3.52     $  6.24      $  7.95
Adjustments for tax purposes represent
   differences between book and tax revenue
   and expenses:
     Rental and maintenance reserve revenue
       recognition                                1.95        2.04         1.34
     Depreciation                                (0.11)        -          (1.18)
     Gain or loss on sale of aircraft
       or inventory                              (1.48)      (0.29)      (18.26)
     Basis in inventory                           -            -          (0.73)
     Other revenue and expense items              -            -          (0.16)
                                              --------     -------      -------

Taxable net income (loss) per Limited
   Partnership unit                           $   3.88     $  7.99      $(11.04)
                                              ========     =======      =======

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


13.      Subsequent Events

Cash Distributions - The Partnership made a cash distribution of $843,645 or $5.00 per Limited Partnership unit, to Limited Partners, and $93,738 to the General Partner on January 14, 2000.

CanAir Bankruptcy Settlement - As a result of a settlement in the CanAir bankruptcy proceedings, as discussed in Notes 6 and 7, on February 15, 2000, the Partnership received $61,513 which is comprised of amounts received for rents, maintenance reserve payment obligations and accrued interest.

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

The officers and directors of PIMC are:

             Name                       PIMC  Title
         -------------              -------------------

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

Mr. Dull, 39, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Risk and Portfolio Management of GECAS, having previously held the positions of Executive Vice President - Portfolio Management and Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 47, assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Previously, he held the position of Vice President of PIMC from October 1995 to October 1997. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial and Operating Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Ms. Macholl, 46, assumed the position of Director of PIMC effective February 27, 1999. Ms. Macholl presently holds the position of Senior Vice President, Marketing Finance for GECAS. Prior to joining GECAS, Ms. Macholl has been with the General Electric Company (GE) and its subsidiaries since 1977. Ms. Macholl previously held the position of Vice President Finance for CBSI Inc., a wholly owned subsidiary of the General Electric Company. Ms. Macholl has also held various financial management positions for the GE Lighting business.

Mr. Liu, 42, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 51, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 58, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS.


Certain Legal Proceedings:

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



Item 11. Executive Compensation

PAIF-I has no directors or officers. PAIF-I is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $18,000 were paid to PIMC in 1999 in addition to a 10% interest in all cash distributions as described in Note 9 to the financial statements (Item 8).


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


Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                        Page No.
                                                                        --------

              Report of Independent Public Accountants                     15
              Balance Sheets                                               16
              Statements of Operations                                     17
              Statements of Changes in Partners' Capital (Deficit)         18
              Statements of Cash Flows                                     19
              Notes to Financial Statements                                20

2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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




           March 24, 2000                   By:  /S/ Eric M. Dull
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

    /S/Eric M. Dull       President and Director of Polaris       March 24, 2000
    ---------------       Investment Management Corporation,      --------------
    (Eric M. Dull)        General Partner of the Registrant

    /S/Marc A. Meiches    Chief Financial Officer of Polaris      March 24, 2000
    ------------------    Investment Management Corporation,      --------------
    (Marc A. Meiches)     General Partner of the Registrant

    /S/Barbara Macholl    Director of Polaris Investment          March 24, 2000
    -------------------   Management Corporation, General         --------------
    (Barbara Macholl)     Partner of the Registrant

    /S/Norman C. T. Liu   Vice President and Director of          March 24, 2000
    -------------------   Polaris Investment Management           --------------
    (Norman C. T. Liu)    Corporation, General Partner
                          of the Registrant