Form 10-Q
period 2000-03-31
POLARIS AIRCRAFT INCOME FUND I
filed 2000-05-12
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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





                       This document consists of 12 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended March 31, 2000




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 2000 and
                  December 31, 1999...........................................3

              b)  Statements of Operations - Three Months Ended
                  March 31, 2000 and 1999.....................................4

              c)  Statements of Changes in Partners' Capital
                  - Year Ended December 31, 1999
                  and Three Months Ended March 31, 2000.......................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 2000 and 1999...............................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........9



Part II.      Other Information

         Item 1.      Legal Proceedings......................................10

         Item 6.      Exhibits and Reports on Form 8-K.......................10

         Signature    .......................................................11

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,  December 31,
                                                           2000         1999
                                                           ----         ----
ASSETS:

CASH AND CASH EQUIVALENTS                               $3,508,360   $4,190,421

RENT AND OTHER RECEIVABLES, net of allowance
   for credit losses of $30,365 in 1999                       --         30,000

AIRCRAFT ENGINES, net of accumulated depreciation
   of $93,750 in 2000 and $90,000 in 1999                  866,250      870,000
                                                        ----------   ----------

        Total Assets                                    $4,374,610   $5,090,421
                                                        ==========   ==========



LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                   $    9,952   $   11,216

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                             362,380      374,689

SECURITY DEPOSITS                                           45,000       45,000

MAINTENANCE RESERVES                                     1,774,168    1,704,715
                                                        ----------   ----------

        Total Liabilities                                2,191,500    2,135,620
                                                        ----------   ----------

PARTNERS' CAPITAL:

   General Partner                                         136,407      222,894
   Limited Partners, 168,729 units
      issued and outstanding                             2,046,703    2,731,907
                                                        ----------   ----------

        Total Partners' Capital                          2,183,110    2,954,801
                                                        ----------   ----------

        Total Liabilities and Partners' Capital         $4,374,610   $5,090,421
                                                        ==========   ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         2000         1999
                                                         ----         ----

REVENUES:
   Rent from operating leases                         $ 90,000      $ 90,000
   Gain on sale of aircraft inventory                     --         196,858
   Interest                                             50,634        50,561
   Lessee settlement (Note 4)                           61,513          --
                                                      --------      --------

           Total Revenues                              202,147       337,419
                                                      --------      --------

EXPENSES:
   Depreciation                                          3,750         3,750
   Management fees to general partner                    4,500         4,500
   Administration and other                             28,205        25,784
                                                      --------      --------

           Total Expenses                               36,455        34,034
                                                      --------      --------

NET INCOME                                            $165,692      $303,385
                                                      ========      ========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER                             $  7,251      $  3,034
                                                      ========      ========

NET INCOME ALLOCATED TO
   LIMITED PARTNERS                                   $158,441      $300,351
                                                      ========      ========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $   0.94      $   1.78
                                                      ========      ========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                           Year Ended December 31, 1999 and
                                           Three Months Ended March 31, 2000
                                           ---------------------------------

                                          General      Limited
                                          Partner      Partners         Total
                                          -------      --------         -----


Balance, December 31, 1998              $   493,422   $ 4,626,641   $ 5,120,063

   Net income                                 6,000       594,019       600,019

   Cash distributions to partners          (276,528)   (2,488,753)   (2,765,281)
                                        -----------   -----------   -----------

Balance, December 31, 1999                  222,894     2,731,907     2,954,801

   Net income                                 7,251       158,441       165,692

   Cash distributions to partners           (93,738)     (843,645)     (937,383)
                                        -----------   -----------   -----------

Balance, March 31, 2000                 $   136,407   $ 2,046,703   $ 2,183,110
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        2000          1999
                                                        ----          ----
OPERATING ACTIVITIES:
   Net income                                       $   165,692   $   303,385
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                        3,750         3,750
      Gain on sale of aircraft inventory                   --        (196,858)
      Changes in operating assets and liabilities:
        Decrease in rent and other receivable            30,000        58,154
        Increase (decrease) in payable to
           affiliates                                    (1,264)        8,418
        Decrease in accounts payable and
           accrued liabilities                          (12,309)      (18,360)
        Increase in maintenance reserves                 69,453        93,198
                                                    -----------   -----------

           Net cash provided by operating
             activities                                 255,322       251,687
                                                    -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                      (937,383)   (2,765,281)
                                                    -----------   -----------

           Net cash used in financing activities       (937,383)   (2,765,281)
                                                    -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                         (682,061)   (2,513,594)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                4,190,421     6,418,582
                                                    -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $ 3,508,360   $ 3,904,988
                                                    ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund I's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1999, 1998 and 1997 included in the Partnership's 1999 Annual Report to the SEC on Form 10-K.


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                            Payments for
                                         Three Months Ended        Payable at
                                           March 31, 2000        March 31, 2000
                                           --------------        --------------

Aircraft Management Fees                       $ 4,500               $ 3,018

Out-of-Pocket Administrative Expense
    Reimbursement                               41,426                 6,934
                                               -------               -------

                                               $45,926               $ 9,952
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


4.       CanAir Bankruptcy Settlement

On February 15, 2000, the Partnership received $61,513 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. A portion of the proceeds was treated as a recovery of previously reserved rents receivable. The allowance for credit losses of $30,365 was reversed and is included in "Lessee Settlement" in the statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2000, Polaris Aircraft Income Fund I (the Partnership) owned three JT8D-9A engines and certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The three JT8D-9A engines are leased to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation).


Partnership Operations

The Partnership recorded net income of $165,692, or $.94 per limited partnership unit, for the three months ended March 31, 2000, compared to net income of $303,385, or $1.78 per unit for the same period in 1999. The decline in operating results during the first quarter of 2000, as compared to the same period in 1999, was primarily the result of gains on the sale of aircraft inventory in 1999 of $196,858 offset by a settlement in the CanAir bankruptcy proceedings in February 2000, of which the Partnership received $61,513.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from Royal Aviation that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserve balance was $1,774,168 as of March 31, 2000.

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

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 2000 and 1999 were $843,645, or $5.00 per limited partnership unit and $2,488,753, or $14.75 per unit, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon the Partnership's future cash requirements, including the receipt of rental payments from Royal Aviation.

                           Part II. Other Information
                           --------------------------


Item 1.           Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1999 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's 1999 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                              POLARIS AIRCRAFT INCOME FUND I
                              A California Limited Partnership
                              (Registrant)
                              By:   Polaris Investment
                                    Management Corporation,
                                    General Partner




          May 11, 2000               By:   /S/Marc A. Meiches
      --------------------                 --------------------------------
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