Form 10-Q
period 2000-06-30
POLARIS AIRCRAFT INCOME FUND I
filed 2000-08-11
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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





                       This document consists of 12 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended June 30, 2000




                                      INDEX



Part I.   Financial Information                                             Page

          Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 2000 and
                  December 31, 1999...........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 2000 and 1999................................4

              c)  Statements of Changes in Partners' Capital
                  - Year Ended December 31, 1999
                  and Six Months Ended June 30, 2000..........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 2000 and 1999................................6

              e)  Notes to Financial Statements...............................7

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........9



Part II.  Other Information

          Item 1.      Legal Proceedings.....................................10

          Item 6.      Exhibits and Reports on Form 8-K......................10

          Signature    ......................................................11

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                         June 30,   December 31,
                                                           2000         1999
                                                           ----         ----
ASSETS:

CASH AND CASH EQUIVALENTS                               $2,375,983   $4,190,421

RENT AND OTHER RECEIVABLES, net of allowance
   for credit losses of $30,365 in 1999                       --         30,000

AIRCRAFT ENGINES, net of accumulated depreciation
   of $97,500 in 2000 and $90,000 in 1999                  862,500      870,000
                                                        ----------   ----------

        Total Assets                                    $3,238,483   $5,090,421
                                                        ==========   ==========



LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                   $      479   $   11,216

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                             378,898      374,689

SECURITY DEPOSITS                                           45,000       45,000

MAINTENANCE RESERVES                                       548,640    1,704,715
                                                        ----------   ----------

        Total Liabilities                                  973,017    2,135,620
                                                        ----------   ----------

PARTNERS' CAPITAL:

   General Partner                                         137,230      222,894
   Limited Partners, 168,729 units
      issued and outstanding                             2,128,236    2,731,907
                                                        ----------   ----------

        Total Partners' Capital                          2,265,466    2,954,801
                                                        ----------   ----------

        Total Liabilities and Partners' Capital         $3,238,483   $5,090,421
                                                        ==========   ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                              --------             --------

                                            2000      1999      2000      1999
                                            ----      ----      ----      ----
REVENUES:
   Rent from operating leases             $ 90,000  $ 90,000  $180,000  $180,000
   Gain on sale of aircraft inventory         --        --        --     196,858
   Interest                                 42,111    45,649    92,745    96,210
   Lessee settlement (Note 4)                 --        --      61,513      --
                                          --------  --------  --------  --------

           Total Revenues                  132,111   135,649   334,258   473,068
                                          --------  --------  --------  --------

EXPENSES:
   Depreciation                              3,750     3,750     7,500     7,500
   Management fees to general partner        4,500     4,500     9,000     9,000
   Administration and other                 41,505    34,601    69,710    60,385
                                          --------  --------  --------  --------

           Total Expenses                   49,755    42,851    86,210    76,885
                                          --------  --------  --------  --------

NET INCOME                                $ 82,356  $ 92,798  $248,048  $396,183
                                          ========  ========  ========  ========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER                 $    823  $    928  $  8,074  $  3,962
                                          ========  ========  ========  ========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                    $ 81,533  $ 91,870  $239,974  $392,221
                                          ========  ========  ========  ========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   0.48  $   0.54  $   1.42  $   2.32
                                          ========  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                           Year Ended December 31, 1999 and
                                            Six Months Ended June 30, 2000
                                            ------------------------------

                                          General       Limited
                                          Partner       Partners       Total
                                          -------       --------       -----

Balance, December 31, 1998              $   493,422   $ 4,626,641   $ 5,120,063

   Net income                                 6,000       594,019       600,019

   Cash distributions to partners          (276,528)   (2,488,753)   (2,765,281)
                                        -----------   -----------   -----------

Balance, December 31, 1999                  222,894     2,731,907     2,954,801

   Net income                                 8,074       239,974       248,048

   Cash distributions to partners           (93,738)     (843,645)     (937,383)
                                        -----------   -----------   -----------

Balance, June 30, 2000                  $   137,230   $ 2,128,236   $ 2,265,466
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six Months Ended June 30,
                                                      -------------------------

                                                          2000          1999
                                                          ----          ----
OPERATING ACTIVITIES:
   Net income                                         $   248,048   $   396,183
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                          7,500         7,500
      Gain on sale of aircraft inventory                     --        (196,858)
      Changes in operating assets and liabilities:
        Decrease in rent and other receivable              30,000        58,154
        Increase (decrease) in payable to affiliates      (10,737)        1,726
        Increase in deferred income                          --          30,000
        Increase (decrease) in accounts payable and
           accrued liabilities                              4,209       (11,447)
        Decrease in maintenance reserves               (1,156,075)     (242,437)
                                                      -----------   -----------

           Net cash provided by (used in) operating
             activities                                  (877,055)       42,821
                                                      -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                        (937,383)   (2,765,281)
                                                      -----------   -----------

           Net cash used in financing activities         (937,383)   (2,765,281)
                                                      -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                         (1,814,438)   (2,722,460)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  4,190,421     6,418,582
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                      $ 2,375,983   $ 3,696,122
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


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                              Payments for
                                           Three Months Ended      Payable at
                                              June 30, 2000       June 30, 2000
                                              -------------       -------------

Aircraft Management Fees                       $    7,518          $     --

Out-of-Pocket Administrative Expense
    Reimbursement                                  30,242                 479

Out-of-Pocket Operating Expense
    Reimbursement                               1,341,703                --
                                               ----------          ----------

                                               $1,379,463          $      479
                                               ==========          ==========


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


4.       CanAir Bankruptcy Settlement

On February 15, 2000, the Partnership received an initial settlement of $61,513 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. This settlement may prove to be the final settlement if certain additional claims are made before the statutory period expires. A portion of the proceeds was treated as a recovery of previously reserved rents receivable. The allowance for credit losses of $30,365 was reversed and is included in "Lessee Settlement" in the statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2000, Polaris Aircraft Income Fund I (the Partnership) owned three JT8D-9A engines and certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The three JT8D-9A engines, which are leased to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation), are due to be redelivered to the Partnership in August, 2000. Upon redelivery, the engines will be made available for sale.


Partnership Operations

The Partnership recorded net income of $82,356, or $0.48 per limited partnership unit, for the three months ended June 30, 2000, compared to net income of $92,798, or $0.54 per unit for the same period in 1999. The Partnership recorded net income of $248,048, or $1.42 per limited partnership unit for the six months ended June 30, 2000, compared to net income of $396,183, or $2.32 per limited partnership unit, for the six months ended June 30, 1999. The decline in operating results was primarily the result of gains on the sale of aircraft inventory in 1999 of $196,858 and increase in administration expenses during 2000, partially offset by a settlement in the CanAir bankruptcy proceedings in February 2000, of which the Partnership received $61,513.

Administration expenses increased during the three and six months ended June 30, 2000, as compared to the same periods in 1999, primarily due an increase in printing and postage costs.


Liquidity and Cash Distributions

Liquidity - The Partnership receives maintenance reserve payments from Royal Aviation that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. On May 5, 2000, the Partnership reimbursed $1,341,703 to Polaris Investment Management Corporation, the General Partner, for maintenance claims paid on behalf of the Partnership related to two engines. The net maintenance reserve balance was $548,640 as of June 30, 2000.

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

Cash Distributions - Cash distributions to limited partners during the six months ended June 30, 2000 and 1999 were $843,645, or $5 per limited partnership unit and $2,488,753, or $14.75 per unit, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend upon circumstances such as the Partnership's future cash requirements, the receipt of rental payments from Royal Aviation, and the timing and proceeds related to the ultimate liquidation of the Partnership's assets.

As stated above, the three engines on lease to Royal Aviation will be redelivered in August. The Partnership will make these engines available for sale along with the remaining inventory of spare parts such that all the assets of the Partnership are liquidated and a final distribution made thereafter.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1999 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item I of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 2000, there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 of Part III of the Partnership's  1999 Form 10-K and
Item 1 of Part II of the Partnership's Form 10-Q for the period ended March 31, 2000 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                              POLARIS AIRCRAFT INCOME FUND I
                              A California Limited Partnership
                              (Registrant)
                              By:   Polaris Investment
                                    Management Corporation,
                                    General Partner




        August 10, 2000               By:   /S/Stephen E. Yost
      --------------------                 --------------------------------
                                           Stephen E. Yost
                                           Chief Financial Officer
                                           (principal financial officer and
                                           principal accounting officer of
                                           Polaris Investment Management
                                           Corporation, General Partner of
                                           the Registrant)