Form 10-Q
period 2000-09-30
POLARIS AIRCRAFT INCOME FUND I
filed 2000-11-14
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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





                       This document consists of 13 pages.

                         POLARIS AIRCRAFT INCOME FUND I

          FORM 10-Q - For the Quarterly Period Ended September 30, 2000




                                      INDEX



Part I.  Financial Information                                              Page

         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 2000 and
                  December 31, 1999...........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 2000 and 1999...........................4

              c)  Statements of Changes in Partners' Capital
                  - Year Ended December 31, 1999
                  and Nine Months Ended September 30, 2000....................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 2000 and 1999...........................6

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

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2000           1999
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                             $2,560,885    $4,190,421

RENT AND OTHER RECEIVABLES, net of allowance
   for credit losses of $30,365 in 1999                     --          30,000

OTHER ASSETS                                               6,297          --

AIRCRAFT ENGINES, net of accumulated depreciation
   of $101,250 in 2000 and $90,000 in 1999               858,750       870,000
                                                      ----------    ----------

        Total Assets                                  $3,425,932    $5,090,421
                                                      ==========    ==========



LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                 $    6,943    $   11,216

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           409,578       374,689

SECURITY DEPOSITS                                         45,000        45,000

MAINTENANCE RESERVES                                     631,316     1,704,715
                                                      ----------    ----------

        Total Liabilities                              1,092,837     2,135,620
                                                      ----------    ----------

PARTNERS' CAPITAL:

   General Partner                                       137,906       222,894
   Limited Partners, 168,729 units
      issued and outstanding                           2,195,189     2,731,907
                                                      ----------    ----------

        Total Partners' Capital                        2,333,095     2,954,801
                                                      ----------    ----------

        Total Liabilities and Partners' Capital       $3,425,932    $5,090,421
                                                      ==========    ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                          -------------       -------------
                                         2000      1999      2000      1999
                                         ----      ----      ----      ----
REVENUES:
   Rent from operating leases          $ 60,000  $ 90,000  $240,000  $270,000
   Gain on sale of aircraft inventory      --        --        --     196,858
   Interest                              41,002    47,935   133,747   144,145
   Lessee settlement (Note 4)              --        --      61,513      --
                                       --------  --------  --------  --------

           Total Revenues               101,002   137,935   435,260   611,003
                                       --------  --------  --------  --------

EXPENSES:
   Depreciation                           3,750     3,750    11,250    11,250
   Management fees to general partner     3,000     4,500    12,000    13,500
   Administration and other              26,623    26,989    96,333    87,374
                                       --------  --------  --------  --------

           Total Expenses                33,373    35,239   119,583   112,124
                                       --------  --------  --------  --------

NET INCOME                             $ 67,629  $102,696  $315,677  $498,879
                                       ========  ========  ========  ========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER              $    676  $  1,027  $  8,750  $  4,989
                                       ========  ========  ========  ========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                 $ 66,953  $101,669  $306,927  $493,890
                                       ========  ========  ========  ========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                    $   0.40  $   0.60  $   1.82  $   2.93
                                       ========  ========  ========  ========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                           Year Ended December 31, 1999 and
                                         Nine Months Ended September 30, 2000
                                         ------------------------------------

                                          General       Limited
                                          Partner       Partners       Total
                                          -------       --------       -----

Balance, December 31, 1998              $   493,422   $ 4,626,641   $ 5,120,063

   Net income                                 6,000       594,019       600,019

   Cash distributions to partners          (276,528)   (2,488,753)   (2,765,281)
                                        -----------   -----------   -----------

Balance, December 31, 1999                  222,894     2,731,907     2,954,801

   Net income                                 8,750       306,927       315,677

   Cash distributions to partners           (93,738)     (843,645)     (937,383)
                                        -----------   -----------   -----------

Balance, September 30, 2000             $   137,906   $ 2,195,189   $ 2,333,095
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                       2000          1999
                                                       ----          ----
OPERATING ACTIVITIES:
   Net income                                      $   315,677   $   498,879
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                      11,250        11,250
      Gain on sale of aircraft inventory                  --        (196,858)
      Changes in operating assets and liabilities:
        Decrease in rent and other receivable           30,000        58,154
        Increase in other assets                        (6,297)         --
        Decrease in payable to affiliates               (4,273)         (417)
        Increase in deferred income                       --          60,000
        Increase (decrease) in accounts payable
           and accrued liabilities                      34,889       (16,581)
        Decrease in maintenance reserves            (1,073,399)     (157,557)
                                                   -----------   -----------

           Net cash provided by (used in)
             operating activities                     (692,153)      256,870
                                                   -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                     (937,383)   (2,765,281)
                                                   -----------   -----------

           Net cash used in financing activities      (937,383)   (2,765,281)
                                                   -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                      (1,629,536)   (2,508,411)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               4,190,421     6,418,582
                                                   -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $ 2,560,885   $ 3,910,171
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


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                          Payments for
                                       Three Months Ended        Payable at
                                       September 30, 2000    September 30, 2000
                                       ------------------    ------------------

Aircraft Management Fees                     $ 3,000              $   -

Out-of-Pocket Administrative Expense
    Reimbursement                             52,348                6,943
                                             -------              -------

                                             $55,348              $ 6,943
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


5.    Engine Lease Expiration

The lease for the three JT8D-9A engines to Royal Aviation, Inc. and Royal Cargo, Inc. (Royal Aviation) expired on August 31, 2000. The engines were redelivered on September 7, 2000. The Partnership has made these engines available for sale along with the remaining inventory of spare parts such that all the assets of the Partnership will be liquidated and a final distribution made thereafter. The Partnership is currently reporting these assets at the lower of carrying amount or fair value less cost to sell. The net maintenance reserve balance was $631,316 as of September 30, 2000. The Partnership is currently assessing the return conditions of the engines to determine how much, if any, of the maintenance reserve balance may be recognized as revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2000, Polaris Aircraft Income Fund I (the Partnership) owned three JT8D-9A engines and certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The three JT8D-9A engines, which were leased to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation), were redelivered to the Partnership on September 7, 2000. The Partnership has made these engines available for sale along with the remaining inventory of spare parts such that all the assets of the Partnership will be liquidated and a final distribution made thereafter.


Partnership Operations

The Partnership recorded net income of $67,629, or $0.40 per limited partnership unit, for the three months ended September 30, 2000, compared to net income of $102,696, or $0.60 per unit for the same period in 1999. The Partnership recorded net income of $315,677, or $1.82 per limited partnership unit for the nine months ended September 30, 2000, compared to net income of $498,879, or $2.93 per limited partnership unit, for the nine months ended September 30, 1999. The decline in operating results was primarily due to lower rents received, an increase in administration expenses, as well as a gain on the sale of aircraft inventory recognized in 1999, partially offset by a lessee settlement.

Rent from operating leases decreased during the three and nine months ended September 20, 2000, as compared to the same periods in 1999 due to the expiration of the engine leases to Royal Aviation in August 2000.

Gain on sale of aircraft inventory decreased during the nine months ended September 30, 2000, as compared to the same period in 1999 as a result of a $196,858 gain on the sale of aircraft inventory in 1999. There were no such sales in 2000.

Lessee settlements increased during the nine months ended September 30, 2000, as compared to the same period in 1999 due to a settlement in the CanAir bankruptcy proceedings in February 2000, of which the Partnership received $61,513.

Administration expenses increased during the nine months ended September 30, 2000, as compared to the same period in 1999, primarily due to an increase in printing and postage costs.


Liquidity and Cash Distributions

Liquidity - The Partnership received maintenance reserve payments from Royal Aviation that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. On May 5, 2000, the Partnership reimbursed $1,341,703 to Polaris Investment Management Corporation, the General Partner, for maintenance claims paid on behalf of the Partnership related to two engines. The net maintenance reserve balance was $631,316 as of September 30, 2000. The Partnership is currently assessing the return conditions of the engines to determine how much, if any, of the maintenance reserve balance may be recognized as revenue.

Polaris Investment Management Corporation, the general partner, has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds in order to remarket the engines for sale that were redelivered from Royal Aviation and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised until a final distribution is made.

Cash Distributions - Cash distributions to limited partners during the nine months ended September 30, 2000 and 1999 were $843,645, or $5 per limited partnership unit and $2,488,753, or $14.75 per unit, respectively. The timing and amount of a final cash distribution to partners is not yet known and will depend upon circumstances such as the Partnership's future cash requirements, and the timing and proceeds related to the ultimate liquidation of the Partnership's assets.

As stated above, the three engines on lease to Royal Aviation were redelivered on September 7, 2000. The Partnership has made these engines available for sale along with the remaining inventory of spare parts such that all the assets of the Partnership will be liquidated and a final distribution made thereafter.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 1999 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item I of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended June 30, 2000, there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 of Part III of the Partnership's  1999 Form 10-K and
Item 1 of Part II of the Partnership's Form 10-Q for the period ended June 30, 2000 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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




       November 13, 2000                  By:   /S/Stephen E. Yost
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