Form 10-K405
period 2000-12-31
POLARIS AIRCRAFT INCOME FUND I
filed 2001-04-02
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K
                              --------------------

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

No formal market exists for the units of Limited Partnership interest and therefore there exists no aggregate market value at December 31, 2000.

                    Documents incorporated by reference: None

                       This document consists of 38 pages.

                                     PART I

Item 1.  Business

Polaris Aircraft Income Fund I (PAIF-I or the Partnership) was formed primarily to purchase and lease used commercial jet aircraft in order to provide distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-I was organized as a California Limited Partnership on June 27, 1984 and will terminate no later than December 2010. As of December 31, 2000, the only assets remaining were cash, three aircraft engines and spare parts in inventory (as discussed in Note 8), which includes one engine.

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

The Partnership leased three JT8D-9A engines to CanAir Cargo Ltd. (CanAir) for three years beginning in May 1994. In 1997, the lease with CanAir was extended for seven months. In August 1997, the engine lease was transferred to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation) pursuant to an Aircraft Lease Purchase Agreement. Under this agreement, the leases were extended to August 2000 at the same rental rate. The engines were returned on September 7, 2000 upon the expiration of the lease. The Partnership has made these engines available for sale along with the remaining inventory of spare parts such that the Partnership plans to liquidate all its assets and make a final distribution thereafter.


Item 2.  Properties

At December 31, 2000, the Partnership owned three JT8D-9A engines and certain inventoried parts (as discussed in Note 8), which includes one engine, out of its original portfolio of eleven aircraft. None of the engines are Stage 3 compliant (see Item 7 "Industry Update - Aircraft Noise"). The three JT8D-9A engines previously leased to Royal Aviation were redelivered to the Partnership on September 7, 2000 upon the expiration of the lease. In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft were disassembled for sale of their component parts. The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc., in 1998. Additionally, one of two engines held in inventory was sold to Quantum Aviation Limited during 1998. Two engines formerly leased to Viscount, were returned to the Partnership in 1996 and were sold in March 1997. One additional engine was sold to Viscount during 1995. The Partnership has sold six aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993, the airframe from a Boeing 737-200 aircraft in 1995 and three Boeing 737-200 aircraft in 1997.

Item 3.  Legal Proceedings

Markair, Inc. (Markair) Bankruptcy - As previously reported in the Partnership's 1999 Form 10-K, Markair commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On June 11, 1992, the Partnership filed a proof of claim in the case to recover damages for past due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft that were leased by Markair. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allowing the Partnership to retain the security deposits and maintenance reserves previously posted by Markair, and an unsecured claim against Markair for $445,000. The unsecured claim was converted to subordinated debentures during 1994, and Markair defaulted on its payment obligations on such debentures. On April 14, 1995, Markair commenced new reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On October 25, 1995, Markair converted its Chapter 11 reorganization proceeding into a proceeding under Chapter 7 of the United States Bankruptcy Code in the same court. The trustee, Key Bank of Washington, took steps to protect the interests of the debenture holders, including the Partnership, by filing proofs of claim in this proceeding. The Partnership has not received any distribution from the bankrupt estate on the proofs of claim. There have been no material developments with respect to this proceeding during the period covered by this report.

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

In May, 1998, Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $138,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $58,154 was allocated to the Partnership based on its pro rata share of the total claims. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Management Corporation, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. The trial date for this action was set and rescheduled by the trial court several times, and on September 2, 1999, the court granted a stay of this action pending the submission of the remaining plaintiffs' claims to arbitration. Subsequently, several of the plaintiffs filed a motion with the Court to dismiss their claims, which the court granted.

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

The receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors sold the remaining five Convair 280 aircraft owned by CanAir, as well as all of CanAir's other assets, including spare parts and accounts receivable. The proceeds of the sale are being distributed to CanAir's creditors, including the GECAS Parties. The receiver has distributed to the GECAS Parties a total of 1,076,116 Canadian Dollars (approximately $741,700 U.S. Dollars) in respect of the GECAS Parties' claims against CanAir. Of this amount, 91,469 Canadian Dollars (approximately $61,513 U.S. Dollars) have been allocated to the Partnership based on its pro rata share of the total claims. Of the sale proceeds, approximately 600,000 Canadian Dollars (approximately $384,608 U.S. Dollars converted as of March 27, 2001) remain to be distributed to CanAir's creditors by the receiver, subject to a final court order as to the priorities of CanAir's creditors under the receivership order and Canada's Personal Property Security Act (Ontario).

On February 15, 2000, the Partnership received the settlement of $61,513 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. A portion of the proceeds was treated as a recovery of previously reserved rents receivable. The allowance for credit losses of $30,365 was reversed and is included in "Lessee Settlement" in the statement of operations.

Prior to the end of the third quarter of 2001 or shortly thereafter, CanAir is expected to pay the approximate amount of 600,000 Canadian Dollars (approximately $384,608 U.S. Dollars converted as of March 27, 2001) to those creditors entitled to relief, and an amount to be determined will be paid to the Partnership.

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

b)       Number of Security Holders:

                                                    Number of Record Holders
         Title of Class                             as of December 31, 2000
         ------------------                      -----------------------------

         Limited Partnership Interest:                         6,102

         General Partnership Interest:                           1

c)       Dividends:

         Distributions of cash from operations commenced in 1987. The Partnership made cash distributions to Limited Partners of $843,645 and $2,488,753, or $5.00 and $14.75 per Limited Partnership unit during 2000 and 1999, respectively.

Item 6.  Selected Financial Data

                                            For the years ended December 31,
                                            --------------------------------

                                 2000        1999         1998         1997        1996
                                 ----        ----         ----         ----        ----

Revenues                    $   475,931  $   764,665  $ 1,464,953 $  3,643,495 $  2,781,212

Net Income (Loss)               272,372      600,019    1,304,160    3,188,131     (591,415)

Net Income (Loss)
  allocated to Limited
  Partners                      264,054      594,019    1,053,059    1,341,903     (838,569)

Net Income (Loss) per
  Limited Partnership Unit         1.57         3.52         6.24         7.95        (4.97)

Cash Distributions per
  Limited Partnership
  Unit                             5.00        14.75         8.00        44.25        15.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit                 5.00        14.75         8.00        44.25        15.00

Total Assets                  3,334,081    5,090,421    7,361,736    7,366,511   14,254,000

Partners' Capital             2,289,790    2,954,801    5,120,063    5,315,716   10,423,428

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2000, Polaris Aircraft Income Fund I (the Partnership) owned three JT8D-9A engines and certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. None of the engines are Stage 3 compliant (see Item 7 "Industry Update - Aircraft Noise"). The three JT8D-9A engines were leased to Royal Aviation and were redelivered to the Partnership on September 7, 2000. In addition, the Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft were disassembled for sale of their component parts. The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc., in 1998. Additionally, one of two engines held in inventory was sold to Quantum Aviation Limited during 1998. Two engines formerly leased to Viscount, were returned to the Partnership in 1996 and were sold in March 1997. One additional engine was sold to Viscount during 1995. The Partnership has sold six aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993, the airframe from a Boeing 737-200 aircraft in 1995 and three Boeing 737-200 aircraft in 1997.


Remarketing Update

Polaris Investment Management Corporation (the General Partner or PIMC) evaluates, from time to time, whether the investment objectives of the Partnership are better served by continuing to hold the Partnership's remaining portfolio of engines or marketing such engines for sale. This evaluation takes into account the current and potential earnings of the engines, the conditions in the markets for lease and sale and future outlook for such markets, and the tax consequences of selling rather than continuing to lease the engines. The Partnership has made the engines along with the remaining inventory of spare parts available for sale, such that all the assets of the Partnership will be liquidated and a final distribution made thereafter.


Partnership Operations

The Partnership reported net income of $272,372, $600,019, and $1,304,160 or $1.57, $3.52, and $6.24 per Limited Partnership unit for the years ended December 31, 2000, 1999, and 1998, respectively. Operating results decreased in 2000 as compared to 1999 primarily due to a decrease in rent and interest revenues, an increase in administration and operating expenses, as well as a gain on the sale of aircraft inventory recognized in 1999, partially offset by decreased management fees, decreased depreciation expense and a lessee settlement received in 2000. The decrease in operating results in 1999, as compared to 1998, was primarily due to a decrease in interest, sales of aircraft inventory and lessee settlement and other income, related to the JetFleet and Braniff Bankruptcies.

Rent from operating leases decreased in 2000 as compared to 1999 due to the expiration of the engine leases to Royal Aviation in August 2000.

Interest income further decreased in 2000 as compared to 1999 due to a decrease in the cash reserves due to distributions as well as lower rental income in connection with the expiration of the engine leases to Royal Aviation. Interest income decreased in 1999 as compared to 1998 primarily due to a decrease in the cash reserves due to distributions over the same period.

Gain on sale of aircraft inventory decreased in 2000 as compared to 1999 as a result of a $206,099 gain on the sale of aircraft inventory in 1999. There were no such sales in 2000.

Lessee settlements increased in 2000 as compared to 1999 due to a settlement in the CanAir bankruptcy proceedings in February 2000, of which the Partnership received $61,513.

Operating expenses increased in 2000 as compared to 1999 as a result of shipping and inspection fees paid in connection with the return of the three JT8D-9A engines to the Partnership.

Administration expenses increased in 2000 as compared to 1999 primarily due to an increase in printing and postage costs and consulting fees.


Liquidity and Cash Distributions

Liquidity - The Partnership received maintenance reserve payments from its lessee that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset required maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $631,316 as of December 31, 2000. Two engines underwent a maintenance event which resulted in a reimbursements to the lessee totaling $1,341,702 during 2000. Additionally, as a result of the expiration of the engine lease to Royal Aviation, the Partnership returned a $45,000 security deposit during 2000.

The Partnership received payments of $206,099 and $162,454 respectively in 1999 and 1998 from the sale of parts from the four disassembled aircraft. There was no such sale in 2000. This includes the sale of remaining inventory of aircraft parts from the four disassembled aircraft to Soundair in 1998 for $100,000.

PIMC has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds for the remarketing of the engines returned from Royal Aviation and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to Limited Partners during 2000, 1999 and 1998 were $843,645, $2,488,753 and $1,349,832, respectively. Cash distributions per Limited Partnership unit were $5.00, $14.75 and $8.00 during 2000, 1999 and 1998, respectively. The timing and amount of the final cash distribution to partners is not yet known and will depend upon the Partnership's future cash requirements, including proceeds from the sale of the engines and inventory of spare parts.


Sale of Inventory

In November 1998, the Partnership sold one of two engines held in inventory for net proceeds of $290,000 to Quantum Aviation Limited (Quantum). It was anticipated that the second engine would be sold to Quantum. However, that sale did not occur, and the Partnership continues to re-market the remaining engine along with the other inventory of spare parts, and the three engines returned from Royal Aviation.

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

As discussed in Note 8, in October 1996, Viscount's affiliates, Rock-It Cargo USA, Inc. and Riverhorse Investments, Inc., assumed Viscount's engine finance sale note to the Partnership as provided under the Compromise and Stipulation.

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


Claims Related to Lessee Defaults

Jet Fleet Bankruptcy - In September 1992, Jet Fleet, former lessee of one of the Partnership's aircraft, defaulted on its obligations under the lease for the Partnership's aircraft by failing to pay reserve payments and to maintain required insurance. The Partnership repossessed its Aircraft on September 28, 1992. Thereafter, Jet Fleet filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 13, 1993, the Partnership filed a proof of claim in the Jet Fleet bankruptcy to recover its damages. The bankrupt estate was subsequently determined to be insolvent.

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

In May, 1998, Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $138,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $58,154 was allocated to the Partnership based on its pro rata share of the total claims. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Management Corporation, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims.

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

The receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors sold the remaining five Convair 280 aircraft owned by CanAir, as well as all of CanAir's other assets, including spare parts and accounts receivable. The proceeds of the sale are being distributed to CanAir's creditors, including the GECAS Parties. The receiver has distributed to the GECAS Parties a total of 1,076,116.04 Canadian Dollars (approximately $741,700 U.S. Dollars) in respect of the GECAS Parties' claims against CanAir. Of this amount, 91,469 Canadian Dollars ($61,513 U.S. Dollars) have been allocated to the Partnership based on its pro rata share of the total claims. Of the sale proceeds, approximately 600,000 Canadian Dollars (approximately $384,608 U.S. Dollars converted as of March 27, 2001) remain to be distributed to CanAir's creditors by the receiver, subject to a final court order as to the priorities of CanAir's creditors under the receivership order and Canada's Personal Property Security Act (Ontario).

On February 15, 2000, the Partnership received the settlement of $61,513 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. A portion of the proceeds was treated as a recovery of previously reserved rents receivable. The allowance for credit losses of $30,365 was reversed and is included in "Lessee Settlement" in the statement of operations.

Prior to the end of the third quarter of 2001 or shortly thereafter, CanAir is expected to pay the approximate amount of 600,000 Canadian Dollars (approximately $384,608 U.S. Dollars converted as of March 27, 2001) to those creditors entitled to relief, and an amount to be determined will be paid to the Partnership.

Markair, Inc. (Markair) Bankruptcy - As previously reported in the Partnership's 1999 Form 10-K, Markair commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On June 11, 1992, the Partnership filed a proof of claim in the case to recover damages for past due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft that were leased by Markair. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allowing the Partnership to retain the security deposits and maintenance reserves previously posted by Markair, and an unsecured claim against Markair for $445,000. The unsecured claim was converted to subordinated debentures during 1994, and Markair defaulted on its payment obligations on such debentures. On April 14, 1995, Markair commenced new reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On

October 25, 1995, Markair converted its Chapter 11 reorganization proceeding into a proceeding under Chapter 7 of the United States Bankruptcy Code in the same court. The trustee, Key Bank of Washington, took steps to protect the interests of the debenture holders, including the Partnership, by filing proofs of claim in this proceeding. The Partnership has not received any distribution from the bankrupt estate on the proofs of claim. There have been no material developments with respect to this proceeding during the period covered by this report.

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

The Partnership's three JT8D-9A engines have been returned from lease to a Canadian operator. Pursuant to the lease, the lessee was required to maintain such engines during the lease term in accordance with a maintenance program that satisfied the requirements of the Canadian airworthiness authority.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft no longer meet FAA operational requirements, having been phased-out under the rules discussed below. Stage 3 aircraft are the most quiet and is the standard for all new aircraft.

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

At December 31, 2000, the Partnership's portfolio consisted of three Stage 2 engines. Hushkit modifications, which allow Stage 2 engines to meet Stage 3 requirements, are available for the Partnership's aircraft engines. However, while technically feasible, hushkits may not be cost effective due to the age and maintenance condition of the engines and the time required to fully amortize the additional investment.

Legislation has been drafted and has been under review by the EU for sometime to adopt anti-hushkitting regulations within member states. The legislation seeks to ban hushkitted aircraft from being added to member states registers and preclude all operation of hushkitted aircraft within the EU after certain specific dates. Due to criticism by the US Government, the enactment of this legislation has been deferred twice and it is now uncertain if it will ever be enacted at this point. However, the effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.

Demand for Aircraft - At year end 2000, there were approximately 14,678 jet aircraft in the world fleet. Air travel continued to be strong in 2000 with traffic growth in North America of 7.65%, and Globally 10.66%. In 2001 traffic is projected to drop to an estimated growth rate of 1-3% depending on the magnitude of an observed slowdown in the US economy. Surging fuel prices in 1999 hit the Gulf War levels and continued throughout 2000. Airlines added fuel surcharge to their tickets, but unhedged carriers had lowered margins despite the surcharges. Alliances continued to evolve in 2000 as in 1999 as airlines aligned themselves with code sharing, joint pricing, schedule integration and corporate agreements. Additionally, a wave of consolidation began in the US market during 2000. Regulatory hurdles remain before these transactions are completed. Manufacturers continue to produce at high levels compared to what demand will require in the future years. A down cycle appears imminent, but a rebound in traffic growth or a wave of retirements could stabilize the supply demand situation. Order data for 2000 appears below.

               Number of Orders  Percentage of Total  Percentage of total orders between Boeing/Airbus

Airbus               476                26%                      45%
Boeing               587                32%                      55%
RJs                  756                42%
                   -----             -----                    -----
Total              1,819               100%                     100%

Item 8.  Financial Statements and Supplementary Data











                         POLARIS AIRCRAFT INCOME FUND I






              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND 1999


            AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                TOGETHER WITH THE


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund I:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund I (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund I as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.




                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
    January 26, 2001

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                           2000          1999
                                                           ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                               $2,469,034    $4,190,421

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of  $-0- in 2000
  and $30,365 in 1999                                         --          30,000

OTHER ASSETS                                                 6,297          --

AIRCRAFT ENGINES, net of  accumulated
  depreciation of $101,250 in 2000 and
  $90,000 in 1999                                          858,750       870,000
                                                        ----------    ----------

       Total Assets                                     $3,334,081    $5,090,421
                                                        ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL :

PAYABLE TO AFFILIATES                                   $   48,904    $   11,216

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                              364,071       374,689

SECURITY DEPOSITS                                             --          45,000

MAINTENANCE RESERVES                                       631,316     1,704,715
                                                        ----------    ----------

       Total Liabilities                                 1,044,291     2,135,620
                                                        ----------    ----------

PARTNERS' CAPITAL :

  General Partner                                          137,474       222,894
  Limited Partners, 168,729 units
     issued and outstanding                              2,152,316     2,731,907
                                                        ----------    ----------

       Total Partners' Capital                           2,289,790     2,954,801
                                                        ----------    ----------
Total Liabilities and Partners' Capital                 $3,334,081    $5,090,421
                                                        ==========    ==========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                               2000         1999         1998
                                               ----         ----         ----
REVENUES:
  Rent from operating leases                $  240,000   $  360,000   $  360,000
  Interest                                     174,418      198,566      303,203
  Gain on sale of aircraft inventory              --        206,099      452,454
  Lessee settlement and other                   61,513         --        349,296
                                            ----------   ----------   ----------

       Total Revenues                          475,931      764,665    1,464,953
                                            ----------   ----------   ----------

EXPENSES:
  Depreciation                                  11,250       15,000       15,000
  Management fees to General Partner            12,000       18,000       18,000
  Operating                                     36,238         --          3,960
  Administration and other                     144,071      131,646      123,833
                                            ----------   ----------   ----------

       Total Expenses                          203,559      164,646      160,793
                                            ----------   ----------   ----------

NET INCOME                                  $  272,372   $  600,019   $1,304,160
                                            ==========   ==========   ==========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER                    $    8,318   $    6,000   $  251,101
                                            ==========   ==========   ==========

NET INCOME ALLOCATED
  TO THE LIMITED PARTNERS                   $  264,054   $  594,019   $1,053,059
                                            ==========   ==========   ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT                  $     1.57   $     3.52   $     6.24
                                            ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                          General       Limited
                                          Partner       Partner        Total
                                          -------       -------        -----


Balance, December 31, 1997              $   392,302   $ 4,923,414   $ 5,315,716

    Net income                              251,101     1,053,059     1,304,160

    Cash distributions to partners         (149,981)   (1,349,832)   (1,499,813)
                                        -----------   -----------   -----------

Balance, December 31, 1998                  493,422     4,626,641     5,120,063

    Net income                                6,000       594,019       600,019

    Cash distributions to partners         (276,528)   (2,488,753)   (2,765,281)
                                        -----------   -----------   -----------

Balance, December 31, 1999                  222,894     2,731,907     2,954,801

    Net income                                8,318       264,054       272,372

    Cash distributions to partners          (93,738)     (843,645)     (937,383)
                                        -----------   -----------   -----------

Balance, December 31, 2000              $   137,474   $ 2,152,316   $ 2,289,790
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                                   POLARIS AIRCRAFT INCOME FUND I

                                      STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000           1999         1998
                                                               ----           ----         ----
OPERATING ACTIVITIES:
  Net income                                               $   272,372   $   600,019   $ 1,304,160
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                              11,250        15,000        15,000
     Gain on sale of aircraft inventory                           --        (206,099)     (452,454)
     Changes in operating assets and liabilities:
       Decrease (increase)  in rent and other receivables       30,000        28,154       (58,154)
       Increase in other assets                                 (6,297)         --            --
       Increase (decrease) in payable to affiliates             37,688           678       (31,748)
       Increase (decrease) in accounts payable and
         accrued liabilities                                   (10,618)        2,947       (75,080)
       Decrease in security deposits                           (45,000)         --         (50,000)
       Increase (decrease) in maintenance reserves          (1,073,399)     (109,678)      347,706
                                                           -----------   -----------   -----------

         Net cash provided by (used in)
          operating activities                                (784,004)      331,021       999,430
                                                           -----------   -----------   -----------

INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft inventory                    --         206,099       452,454
                                                           -----------   -----------   -----------

         Net cash provided by investing activities                --         206,099       452,454
                                                           -----------   -----------   -----------

FINANCING ACTIVITIES:
  Cash distributions to partners                              (937,383)   (2,765,281)   (1,499,813)
                                                           -----------   -----------   -----------

         Net cash used in financing activities                (937,383)   (2,765,281)   (1,499,813)
                                                           -----------   -----------   -----------

CHANGES IN CASH AND CASH
EQUIVALENTS                                                 (1,721,387)   (2,228,161)      (47,929)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                          4,190,421     6,418,582     6,466,511
                                                           -----------   -----------   -----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                              $ 2,469,034   $ 4,190,421   $ 6,418,582
                                                           ===========   ===========   ===========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund I (PAIF-I or the Partnership), a California limited partnership, maintains its accounting records, and prepares its financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

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

The Partnership has made these engines available for sale along with the remaining inventory of spare parts. The Partnership is currently reporting these assets at the lower of carrying amount or fair value less cost to sell.

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

Operating Leases - The remaining leases were accounted for as operating leases. Operating lease revenues were recognized in equal installments over the terms of the leases.

Maintenance Reserves - The Partnership received maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership or lessee for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases.

Maintenance reserve payments are recognized when received and balances remaining at the termination of the lease, if any, may be used by the Partnership to offset required maintenance expenses or recognized as revenue.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income Per Limited Partnership Unit - Net income per Limited Partnership unit is based on the Limited Partners' share of net income, allocated in accordance with the Partnership Agreement, and the number of units outstanding for the years ended December 31, 2000, 1999 and 1998.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Receivables - The Partnership had previously recorded an allowance for credit losses for certain impaired note and rents receivable as a result of uncertainties regarding their collection as discussed in Note 6 and Note 7. On February 15, 2000, the Partnership received an initial settlement of $61,513 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. A portion of the proceeds was treated as a recovery of previously reserved rents receivable. The allowance for credit losses of $30,365 was reversed and is included in "Lessee Settlement" in the statement of operations.


                                                        2000             1999
                                                        ----             ----
Allowance for credit losses,
     beginning of year                                $(30,365)        $(30,365)

Recovery of credit losses                               30,365             --

Allowance for credit losses,                          --------         --------
   end of year                                        $   --           $(30,365)
                                                      ========         ========

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. Due to the fact that the Partnership does not utilize any derivative instruments, these pronouncements are not expected to have an impact on the Partnership's balance sheet or statement of operations.


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


3.       Aircraft and Aircraft Engines

At December 31, 2000, the Partnership owned three JT8D-9A engines and certain inventoried aircraft parts (as discussed in Note 8), which includes one engine, out of its original portfolio of eleven used commercial jet aircraft. The remaining leases were net operating leases, requiring the lessees to pay all operating expenses associated with the engines during the lease term. In addition, the leases required the lessees to comply with Airworthiness Directives issued by the Federal Aviation Administration and required compliance during the lease term. In addition to basic rent, the lessees were generally required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement.

Three Aircraft Engines - The Partnership leased two engines from an airframe previously sold and one engine previously leased to Viscount, to CanAir Cargo Ltd. (CanAir) beginning in May 1994 for 36 months. The rental rate was variable based on usage through August 1994. Beginning in September 1994 through the end of the lease term in May 1997, the rental rate was fixed at $10,000 per engine per month. In April 1997, the engine lease with CanAir was extended for seven months at the same lease rate. CanAir defaulted on its lease obligations to the Partnership in July 1997. In August 1997 the lease was transferred to Royal Aviation Inc. and Royal Air Cargo, Inc. (Royal Air) and the lease term was extended to August 2000 at the current lease rate (see Note 6). On August 31, 2000, the lease for the three JT8D-9A engines to Royal Aviation, Inc. and Royal Cargo, Inc. (Royal Aviation) expired. The engines were returned on September 7, 2000 and security deposit of $45,000 was refunded to Royal Aviation on November 21, 2000. The Partnership has made these engines available for sale along with the remaining inventory of spare parts such that all the assets of the Partnership will be liquidated and a final distribution made thereafter. The Partnership has ceased depreciating these assets and is currently reporting these assets at the lower of carrying amount or fair value less cost to sell.

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


4.       Sale of Aircraft and Engines

Sale of Aircraft Inventory - The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc, in 1998. The total proceeds received from Soundair during 1998, including the proceeds for the sale of the remaining inventory, was $162,454 included in gain on sale of inventory. During 1999, the Partnership received $206,099 for the sale of consignment inventory, as discussed in Note 8.

Sale of Engine in Inventory - In November, 1998, the Partnership sold one of two engines held in inventory for net proceeds of $290,000 to Quantum Aviation
Limited (Quantum). The Partnership continues to remarket the remaining engine along with the other inventory of spare parts and the three engines returned from Royal Aviation.


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

The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc., in 1998. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $100,000, less amounts previously received for sales as of that date. The net purchase price of $98,145 was paid in September 1998 and included in the gain on sale of inventory in the statement of operations.

The Partnership received net proceeds from the sale of aircraft inventory of $-0-, $206,099, and $452,454, during 2000, 1999, and 1998, respectively. The net book value of the aircraft inventory was recovered during 1995. As a result, the excess proceeds from the sale of aircraft inventory have been recorded as gain on sale of aircraft inventory in the corresponding years' statement of operations.


6.       CanAir Default and Transfer of Engine Lease to Royal Aviation

In April 1997, the Partnership and CanAir agreed to extend the existing engine leases for seven months beyond the original lease expiration date of May 1997.

On July 28,  1997,  CanAir  obtained  an order  under the  Companies'  Creditors
Arrangement Act of Canada (the CCAA Order) from the Ontario Court of Justice, General Division, in order to obtain protection from its creditors while it attempted to develop a plan of reorganization and compromise with its creditors. The CCAA Order restrained CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir leased three engines from the Partnership, and a total of five aircraft from Polaris Holding Company (PHC) and General Electric Capital Leasing Canada, Inc. (GECL Canada). CanAir had defaulted on its July and August 1997 engine rent and maintenance reserve payment obligations to the Partnership. On August 22, 1997, GE Capital Aviation Services, Inc. (GECAS) as agent for PHC, GECL Canada and the
Partnership (together, the GECAS Parties), entered into an Aircraft Lease Purchase Agreement with Royal Aviation Inc. and Royal Cargo Inc. for the transfer of CanAir's future lease obligations to Royal Aviation Inc. (Royal Aviation). Pursuant to this agreement, the leases were extended to August, 2000 at the same lease rate and the Partnership received a security deposit of $45,000 from Royal Aviation. On August 31, 2000, the lease for the three JT8D-9A engines to Royal Aviation expired. The engines were redelivered on September 7, 2000 and security deposit of $45,000 was refunded to Royal Aviation on November 21, 2000. The Partnership has made these engines available for sale along with the remaining inventory of spare parts such that all the assets of the Partnership will be liquidated and a final distribution made thereafter. The Partnership is currently reporting these assets at the lower of carrying amount or fair value less cost to sell.

At December 31, 1999, CanAir owed the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 was owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations.

On February 15, 2000, the Partnership received the settlement of $61,513 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. A portion of the proceeds was treated as a recovery of previously reserved rents receivable. The allowance for credit losses of $30,365 was reversed and is included in "Lessee Settlement" in the statement of operations.

Prior to the end of the third quarter of 2001 or shortly thereafter, CanAir is expected to pay the approximate amount of 600,000 Canadian Dollars (approximately $384,608 U.S. Dollars converted as of March 27, 2001) to those creditors entitled to relief, and an amount to be determined will be paid to the Partnership.


7.       Claims Related to Lessee Defaults

Jet Fleet Bankruptcy - In September 1992, Jet Fleet, former lessee of one of the Partnership's aircraft, defaulted on its obligations under the lease for the Partnership's aircraft by failing to pay reserve payments and to maintain required insurance. The Partnership repossessed its Aircraft on September 28, 1992. Thereafter, Jet Fleet filed for bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On April 13, 1993, the Partnership filed a proof of claim in the Jet Fleet bankruptcy to recover its damages. The bankrupt estate was subsequently determined to be insolvent. The bankruptcy proceeding of Jet Fleet Corporation was closed on August 6, 1997, and the bankruptcy proceeding of Jet Fleet International Airlines, Inc. was closed on February 10, 1998. Distributions from the bankrupt estate have not been made to the unsecured creditors, and the Partnership is not likely to receive any distributions on its Proof of Claim.

The Partnership had been holding deposits and maintenance reserves pending the outcome of the Jet Fleet bankruptcy proceedings. Consequently, the Partnership recognized, during the first quarter of 1998, revenue of $92,610 that had been held as deposits and maintenance reserves, which is included in lessee settlement and other income.

Braniff, Inc. (Braniff) Bankruptcy - - In September 1989, Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. The Partnership filed a proof of claim to recover unpaid rent and other damages, and a proof of administrative claim to recover damages for detention of aircraft, non-compliance with court orders, post-petition use of engines and liquidated damages. On July 27, 1992, the Partnership, Braniff and the Braniff creditor committees entered into a settlement which allowed the Partnership an administrative claim of approximately $2,076,923. The Bankruptcy Court made a final disposition of the Partnership's claim by permitting the Partnership to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate one Stage 2 aircraft and by allowing the Partnership a net remaining unsecured claim of $769,231 in the proceedings.

In May, 1998, Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $138,462 was allocated to the Partnership based on its pro rata share of the total claims. This amount is included in Lessee settlement and other income. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $58,154 was allocated to the Partnership based on its pro rata share of the total claims. This amount is included in Lessee settlement and other income. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Management Corporation, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims.

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

The receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors sold the remaining five Convair 280 aircraft owned by CanAir, as well as all of CanAir's other assets, including spare parts and accounts receivable. The proceeds of the sale are being distributed to CanAir's creditors, including the GECAS Parties. The receiver has distributed to the GECAS Parties a total of 1,076,116.04 Canadian Dollars (approximately $741,700 U.S. Dollars) in respect of the GECAS Parties' claims against CanAir. Of this amount, 91,469 Canadian Dollars ($61,513 U.S. Dollars) have been allocated to the Partnership based on its pro rata share of the total claims. Of the sale proceeds, approximately 600,000 Canadian Dollars (approximately $384,068 U.S. Dollars converted as of March 27, 2001) remain to be distributed to CanAir's creditors by the receiver, subject to a final court order as to the priorities of CanAir's creditors under the receivership order and Canada's Personal Property Security Act (Ontario).

On February 15, 2000, the Partnership received the settlement of $61,513 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. A portion of the proceeds was treated as a recovery of previously reserved rents receivable. The allowance for credit losses of $30,365 was reversed and is included in "Lessee Settlement" in the statement of operations.

Prior to the end of the third quarter of 2001 or shortly thereafter, CanAir is expected to pay the approximate amount of 600,000 Canadian Dollars (approximately $384,608 U.S. Dollars converted as of March 27, 2001) to those creditors entitled to relief, and an amount to be determined will be paid to the Partnership.

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


9.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

     a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases of the Partnership, payable upon receipt of the rent. In 2000, 1999 and 1998, the Partnership paid management fees to PIMC of $15,018, $18,000, and $16,935, respectively. Management fees payable to PIMC at December 31, 2000 and 1999 were $-0- and $3,018.

     b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. In 2000, 1999 and 1998, $158,083, $155,970, and $171,930 were reimbursed by the
         Partnership to PIMC for administrative expenses. Administrative reimbursements of $12,667 and $8,198 were payable to PIMC at December 31, 2000 and 1999, respectively. Partnership reimbursements to PIMC for maintenance and remarketing costs of $1,341,702, $200, and $3,590 were paid in 2000, 1999, and 1998, respectively. Maintenance and remarketing reimbursements of $36,237 and $-0- were payable to PIMC at December 31, 2000 and 1999, respectively.

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

Had all the assets of the Partnership been liquidated at December 31, 2000 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be $(1,318,712) and $16,855,063, respectively.


11.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.


The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 2000 and 1999 are as follows:

                            Reported Amounts     Tax Basis      Net Difference
                            ----------------     ---------      --------------

2000:    Assets              $  3,334,081      $ 15,949,326     $(12,615,245)
         Liabilities            1,044,291           412,975          631,316

1999:    Assets              $  5,090,421      $ 16,463,103     $(11,372,682)
         Liabilities            2,135,620         2,126,476            9,144



12.      Reconciliation of Book Net Income to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                                For the years ended December 31,
                                                --------------------------------

                                                   2000       1999       1998
                                                   ----       ----       ----

Book net income per Limited Partnership unit     $  1.57    $  3.52    $  6.24
Adjustments for tax purposes represent
   differences between book and tax revenue
   and expenses:
     Rental and maintenance reserve revenue
       recognition                                  1.74       1.95       2.04
     Depreciation                                  (0.58)     (0.11)       -
     Gain or loss on sale of aircraft or
       inventory                                   (0.47)     (1.48)     (0.29)
   Other revenue and expense items                 (0.17)       -          -
                                                 -------     ------     ------

Taxable net income per Limited Partnership unit  $  2.09    $  3.88    $  7.99
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


13.      Subsequent Events

Cash Distributions - The Partnership made a cash distribution of $843,645 or $5.00 per Limited Partnership unit, to Limited Partners, and $93,738 to the General Partner on January 14, 2001.

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

The officers and directors of PIMC are:

                      Name                               PIMC  Title
         ---------------------------        ------------------------------------

         Edwin  Forti                       President; Director
         Keith Helming                      Chief Financial Officer
         Melissa Hodes                      Vice President; Director
         Norman C. T. Liu                   Vice President; Director
         Ray Warman                         Secretary
         Robert W. Dillon                   Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Forti, 50, assumed the position of President and Director of PIMC effective May 19, 2000. Mr. Forti holds the position of Senior Vice President and Acting Chief Risk Manager of GECAS, having previously held the position of Senior Vice President and Manager - Structured Finance Risk. Prior to joining GECAS, Mr Forti was the Senior Risk Manager with GE Capital Global Risk Management. Prior to that, Mr. Forti held various positions with Chemical Bank.

Mr. Helming, 42, assumed the position of Chief Financial Officer of PIMC effective October 1, 2000. Mr. Helming presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Mr. Helming has been with General Electric Company (GE) and its subsidiaries since 1981. Prior to joining GECAS, Mr. Helming served as the Senior Vice President of Finance at GE Capital Fleet Services for three years. Prior to that, Mr. Helming was Chief Financial Officer for GE Capital Global Consumer Finance U.K.

Ms. Hodes, 35, assumed the position of Director of PIMC effective May 19, 2000. Ms. Hodes presently holds the position of Senior Vice President, Financial Planning and Analysis for GECAS. Ms. Hodes has been with the General Electric Company (GE) and its subsidiaries since 1987. Prior to joining GECAS, Ms. Hodes held various financial management positions with GE Capital Card Services, GE Audit Staff and GE Power Systems.

Mr. Liu, 43, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 52, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 59, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS.


Certain Legal Proceedings:

On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et. al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief.

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

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities. Incorporated, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

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

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of section of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund
III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

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

On or about May 7, 1996, a petition entitled Charles Rich. et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

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


Item 11. Executive Compensation

PAIF-I has no directors or officers. PAIF-I is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $15,018 were paid to PIMC in 2000 in addition to a 10% interest in all cash distributions as described in Note 9 to the financial statements (Item 8).


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


Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                        Page No.
                                                                        --------

              Report of Independent Public Accountants                     17
              Balance Sheets                                               18
              Statements of Operations                                     19
              Statements of Changes in Partners' Capital                   20
              Statements of Cash Flows                                     21
              Notes to Financial Statements                                22

2.            Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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


                                           POLARIS AIRCRAFT INCOME FUND I
                                           (REGISTRANT)
                                           By:     Polaris Investment
                                                   Management Corporation
                                                   General Partner




          March 30, 2001                      By:      /S/ Edwin Forti
-------------------------------                        -------------------------
               Date                                    Edwin Forti, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                             Date

/S/Edwin Forti         President and Director of Polaris          March 30, 2001
--------------         Investment Management Corporation,         --------------
(Ed Forti)             General Partner of the Registrant

/S/Keith Helming       Chief Financial Officer of Polaris         March 30, 2001
----------------       Investment Management Corporation,         --------------
(Keith Helming)        General Partner of the Registrant

/S/Melissa Hodes       Vice President and Director of Polaris     March 30, 2001
----------------       Investment Management Corporation,         --------------
(Melissa Hodes)        General Partner of the Registrant

/S/Norman C. T. Liu    Vice President and Director of Polaris     March 30, 2001
-------------------    Investment Management Corporation,         --------------
(Norman C. T. Liu)     General Partner of the Registrant