Form 10-Q
period 2001-03-31
POLARIS AIRCRAFT INCOME FUND I
filed 2001-05-15
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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





                       This document consists of 12 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended March 31, 2001




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 2001 and
                  December 31, 2000...........................................3

              b)  Statements of Operations - Three Months
                  Ended March 31, 2001 and 2000...............................4

              c)  Statements of Changes in Partners' Capital
                  - Year Ended December 31, 2000
                  and Three Months Ended March 31, 2001.......................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 2001 and 2000...............................6

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

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         2001          2000
                                                         ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                             $1,559,642    $2,469,034

OTHER ASSETS                                                --           6,297

AIRCRAFT ENGINES, held for sale                          858,750       858,750
                                                      ----------    ----------

        Total Assets                                  $2,418,392    $3,334,081
                                                      ==========    ==========



LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                 $    9,916    $   48,904

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           355,808       364,071

MAINTENANCE RESERVES                                     631,316       631,316
                                                      ----------    ----------

        Total Liabilities                                997,040     1,044,291
                                                      ----------    ----------

PARTNERS' CAPITAL:

   General Partner                                       128,782       137,474
   Limited Partners, 168,729 units
      issued and outstanding                           1,292,570     2,152,316
                                                      ----------    ----------

        Total Partners' Capital                        1,421,352     2,289,790
                                                      ----------    ----------

        Total Liabilities and Partners' Capital       $2,418,392    $3,334,081
                                                      ==========    ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001            2000
                                                        ----            ----

REVENUES:
   Rent from operating leases                         $   --         $ 90,000
   Interest                                             23,051         50,634
   Lessee settlement (Note 4)                           76,770         61,513
                                                      --------       --------

           Total Revenues                               99,821        202,147
                                                      --------       --------

EXPENSES:
   Depreciation                                           --            3,750
   Management fees to general partner                     --            4,500
   Administration and other                             30,876         28,205
                                                      --------       --------

           Total Expenses                               30,876         36,455
                                                      --------       --------

NET INCOME                                            $ 68,945       $165,692
                                                      ========       ========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER                             $ 85,046       $  7,251
                                                      ========       ========

NET INCOME (LOSS) ALLOCATED TO
   LIMITED PARTNERS                                   $(16,101)      $158,441
                                                      ========       ========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                   $  (0.10)      $   0.94
                                                      ========       ========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                            Year Ended December 31, 2000 and
                                            Three Months Ended March 31, 2001
                                            ---------------------------------

                                          General       Limited
                                          Partner      Partners        Total
                                          -------      --------        -----


Balance, December 31, 1999              $   222,894   $ 2,731,907   $ 2,954,801

   Net income                                 8,318       264,054       272,372

   Cash distributions to partners           (93,738)     (843,645)     (937,383)
                                        -----------   -----------   -----------

Balance, December 31, 2000                  137,474     2,152,316     2,289,790

   Net income                                85,046       (16,101)       68,945

   Cash distributions to partners           (93,738)     (843,645)     (937,383)
                                        -----------   -----------   -----------

Balance, March 31, 2001                 $   128,782   $ 1,292,570   $ 1,421,352
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001          2000
                                                         ----          ----
OPERATING ACTIVITIES:
   Net income                                        $    68,945   $   165,692
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                          --           3,750
      Changes in operating assets and liabilities:
        Decrease in rent and other receivable               --          30,000
        Decrease in other assets                           6,297          --
        Decrease in payable to affiliates                (38,988)       (1,264)
        Decrease in accounts payable and
           accrued liabilities                            (8,263)      (12,309)
        Decrease in maintenance reserves                    --          69,453
                                                     -----------   -----------

           Net cash provided by operating activities      27,991       255,322
                                                     -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                       (937,383)     (937,383)
                                                     -----------   -----------

           Net cash used in financing activities        (937,383)     (937,383)
                                                     -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                          (909,392)     (682,061)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                 2,469,034     4,190,421
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $ 1,559,642   $ 3,508,360
                                                     ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund I's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998 included in the Partnership's 2000 Annual Report to the SEC on Form 10-K.


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                        Payments for
                                      Three Months Ended       Payable at
                                        March 31, 2001       March 31, 2001
                                        --------------       --------------


Out-of-Pocket Operating Expense
    Reimbursement                            36,238               --

Out-of-Pocket Administrative Expense
    Reimbursement                            37,886              9,916
                                            -------            -------
                                            $74,124            $ 9,916
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


4.       Braniff Bankruptcy Settlement

On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Management Corporation, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims.


5.       Engine Lease Expiration

The lease for the three JT8D-9A engines to Royal Aviation, Inc. and Royal Cargo, Inc. (Royal Aviation) expired on August 31, 2000. The engines were redelivered on September 7, 2000 and security deposit of $45,000 was refunded to Royal Aviation on November 21, 2000. The Partnership has made these engines available for sale along with the remaining inventory of spare parts such that all the assets of the Partnership will be liquidated and a final distribution made thereafter. The Partnership has ceased depreciating these assets and is currently reporting these assets at the lower of carrying amount or fair value less cost to sell. The net maintenance reserve balance was $631,316 as of March 31, 2001. The Partnership is currently assessing the return conditions of the engines to determine how much, if any, of the maintenance reserve balance may be recognized as revenue.


6.       New Accounting Pronouncements

On January 1, 2001, the Partnership adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 138, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The
Partnership does not own any derivative instruments, and as such, the implementation of this statement did not have a material impact on the Partnership's financial position or result of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2001, Polaris Aircraft Income Fund I (the Partnership) owned three JT8D-9A engines and certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The three JT8D-9A engines, which were leased to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation), were redelivered to the Partnership on September 7, 2000. The Partnership has made these engines available for sale along with the remaining inventory of spare parts such that all the assets of the Partnership will be liquidated and a final distribution made thereafter.


Partnership Operations

The Partnership recorded net income of $68,945, or $(0.10) per limited partnership unit, for the three months ended March 31, 2001, compared to net income of $165,692, or $0.94 per unit for the same period in 2000. The decline in operating results was primarily due to a decrease in rent and interest revenue, partially offset by decreased management fees and depreciation expense as well as an increase in Lessee settlement.

There was no rent recognized during the three months ended March 31, 2001, as compared to the same period in 2000 due to the expiration of the engine leases to Royal Aviation in August 2000.

Interest income decreased during the three months ended March 31, 2001, as compared to the same period in 2000 as a result of a decrease in the cash reserves due to distributions as well as a reduction in rental income in connection with the expiration of the engine leases to Royal Aviation.

Other income increased during the three months ended March 31, 2001, as compared to the same period in 2000, primarily to the receipt of $76,770 on January 16, 2001 related to the Braniff bankruptcy, as discussed in Note 4.

No management fees were paid during the three months ended March 31, 2001, as compared to the same period in 2000 due to the expiration of the engine leases to Royal Aviation in August 2000.

No depreciation expense was recognized during the three months ended March 31, 2001, as compared to the same period in 2000, since the engines were off lease and held-for-sale.


Liquidity and Cash Distributions

Liquidity - The Partnership received maintenance reserve payments from its lessee that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserve balances aggregate $631,316 as of March 31, 2001. The Partnership is currently assessing the return conditions of the engines to determine how much, if any, of the maintenance reserve balance may be recognized as revenue.

Polaris Investment Management Corporation, the general partner, has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds for the remarketing of the engines returned from Royal Aviation and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time until further information becomes available.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 2001 and 2000 were $843,645, or $5 per limited partnership unit. The timing and amount of a final cash distribution to partners is not yet known and will depend upon circumstances such as the Partnership's future cash requirements, and the timing and proceeds related to the ultimate liquidation of the Partnership's assets.

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

                           Part II. Other Information
                           --------------------------

Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 2000 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada - On March 29, 2001, the receiver appointed by the Ontario Court of
Justice on behalf of CanAir's creditors issued a check for 620,116 Canadian Dollars (approximately $397,122 U.S. Dollars converted as of 4/24/01) to GE Capital Aviation Services, Inc. (GECAS) on behalf of the GECAS Parties (GECAS , as agent for Polaris Holding Company, General Electric Capital Leasing Canada, Inc. and the Partnership). Including this latest amount, the receiver has distributed to the GECAS Parties a total amount in this liquidation of approximately $1,138,822 U.S. Dollars, of which the Partnership's pro rata share is approximately $95,874 U.S. Dollars. The Partnership's pro rata share of the latest distribution of $397,122 U.S. Dollars is approximately $34,361 U.S. Dollars. After deducting the legal fees related to this matter, out of the latest distribution, the Partnership will receive a net pro rata share of approximately $9,020 U.S. Dollars.

Other Proceedings - Item 10 in Part III of the Partnership's 2000 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 2000 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.


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

                                         POLARIS AIRCRAFT INCOME FUND I
                                         A California Limited Partnership
                                         (Registrant)
                                         By:  Polaris Investment
                                              Management Corporation,
                                              General Partner




          May 14, 2001                        By:   /S/Edwin Forti
-------------------------------                     ----------------------
                                                    Edwin Forti, President