Form 10-Q
period 2001-06-30
POLARIS AIRCRAFT INCOME FUND I
filed 2001-08-14
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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





                       This document consists of 13 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended June 30, 2001




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 2001 and
                  December 31, 2000............................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 2001 and 2000.................................4

              c)  Statements of Changes in Partners' Capital
                  - Year Ended December 31, 2000
                  and Six Months Ended June 30, 2001...........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 2001 and 2000.................................6

              e)  Notes to Financial Statements................................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations............9



Part II.      Other Information

         Item 1.      Legal Proceedings.......................................11

         Item 6.      Exhibits and Reports on Form 8-K........................11

         Signature    ........................................................13

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,    December 31,
                                                         2001          2000
                                                         ----          ----

ASSETS:

CASH AND CASH EQUIVALENTS                              $1,568,315    $2,469,034

OTHER ASSETS                                                 --           6,297

AIRCRAFT ENGINES, held for sale                           858,750       858,750
                                                       ----------    ----------

        Total Assets                                   $2,427,065    $3,334,081
                                                       ==========    ==========



LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                  $   17,048    $   48,904

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                            370,430       364,071

MAINTENANCE RESERVES                                         --         631,316
                                                       ----------    ----------

        Total Liabilities                                 387,478     1,044,291
                                                       ----------    ----------

PARTNERS' CAPITAL:

   General Partner                                        134,965       137,474
   Limited Partners, 168,729 units
      issued and outstanding                            1,904,622     2,152,316
                                                       ----------    ----------

        Total Partners' Capital                         2,039,587     2,289,790
                                                       ----------    ----------

        Total Liabilities and Partners' Capital        $2,427,065    $3,334,081
                                                       ==========    ==========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                               --------            --------

                                            2001      2000      2001      2000
                                            ----      ----      ----      ----
REVENUES:
   Rent from operating leases             $   --    $ 90,000  $   --    $180,000
   Other income - Maintenance reserves     631,316      --     631,316      --
   Interest                                 17,568    42,111    40,619    92,745
   Lessee settlement (Notes 4, 5)            8,897      --      85,667    61,513
                                          --------  --------  --------  --------

           Total Revenues                  657,781   132,111   757,602   334,258
                                          --------  --------  --------  --------

EXPENSES:
   Depreciation                               --       3,750      --       7,500
   Management fees to general partner         --       4,500      --       9,000
   Operating expenses                        4,300      --       4,300      --
   Administration and other                 35,246    41,505    66,122    69,710
                                          --------  --------  --------  --------

           Total Expenses                   39,546    49,755    70,422    86,210
                                          --------  --------  --------  --------

NET INCOME                                $618,235  $ 82,356  $687,180  $248,048
                                          ========  ========  ========  ========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER                 $  6,183  $    823  $ 91,229  $  8,074
                                          ========  ========  ========  ========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                    $612,052  $ 81,533  $595,951  $239,974
                                          ========  ========  ========  ========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   3.63  $   0.48  $   3.53  $   1.42
                                          ========  ========  ========  ========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                            Year Ended December 31, 2000 and
                                             Six Months Ended June 30, 2001
                                             ------------------------------

                                          General      Limited
                                          Partner      Partners        Total
                                          -------      --------        -----


Balance, December 31, 1999              $   222,894   $ 2,731,907   $ 2,954,801

   Net income                                 8,318       264,054       272,372

   Cash distributions to partners           (93,738)     (843,645)     (937,383)
                                        -----------   -----------   -----------

Balance, December 31, 2000                  137,474     2,152,316     2,289,790

   Net income                                91,229       595,951       687,180

   Cash distributions to partners           (93,738)     (843,645)     (937,383)
                                        -----------   -----------   -----------

Balance, June 30, 2001                  $   134,965   $ 1,904,622   $ 2,039,587
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six Months Ended June 30,
                                                      -------------------------

                                                          2001          2000
                                                          ----          ----

OPERATING ACTIVITIES:
   Net income                                         $   687,180   $   248,048
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                           --           7,500
      Changes in operating assets and liabilities:
        Decrease in rent and other receivable                --          30,000
        Decrease in payable to affiliates                 (31,856)      (10,737)
        Decrease in other assets                            6,297          --
        Increase in accounts payable and
           accrued liabilities                              6,359         4,209
        Decrease in maintenance reserves                 (631,316)   (1,156,075)
                                                      -----------   -----------

           Net cash provided by (used in)
             operating activities                          36,664      (877,055)
                                                      -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                        (937,383)     (937,383)
                                                      -----------   -----------

           Net cash used in financing activities         (937,383)     (937,383)
                                                      -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                           (900,719)   (1,814,438)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  2,469,034     4,190,421
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                      $ 1,568,315   $ 2,375,983
                                                      ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund I's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2000, 1999, and 1998 included in the Partnership's 2000 Annual Report to the SEC on Form 10-K.


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                Payments for
                                             Three Months Ended     Payable at
                                                June 30, 2001      June 30, 2001
                                                -------------      -------------

Out-of-Pocket Administrative Expense
    Reimbursement                                   $14,735           $17,048
                                                    -------           -------

                                                    $14,735           $17,048
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

4.       CanAir Bankruptcy Settlement

On June 27, 2001, the Partnership received $8,897 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. This settlement may prove to be the final settlement if certain additional claims are made before the statutory period expires.


5.       Braniff Bankruptcy Settlement

On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims.


6.       Engine Lease Expiration

The lease for the three JT8D-9A engines to Royal Aviation, Inc. and Royal Cargo, Inc. (Royal Aviation) expired on August 31, 2000. The engines were redelivered on September 7, 2000 and security deposit of $45,000 was refunded to Royal Aviation on November 21, 2000. The Partnership has subsequently sold the engines to Aeroturbine, Inc. as discussed below. The Partnership has ceased depreciating these assets and is currently reporting these assets at the lower of carrying amount or fair value less cost to sell. Due to the fact that the Partnership decided to sell the engines in an as-is-where-is condition, the net maintenance reserve balance of $631,316 was taken into income during the quarter ended June 30, 2001.


7.       New Accounting Pronouncements

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


8        Subsequent Event - Sale of Engines

On July 19, 2001 the Partnership sold the three remaining JT8D-9A engines to Aeroturbine, Inc., on an as-is-where-is basis for $900,000. The Partnership has received the proceeds for these engines in the third quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2001, Polaris Aircraft Income Fund I (the Partnership) owned three JT8D-9A engines and certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The three JT8D-9A engines, which were leased to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation), were redelivered to the Partnership on September 7, 2000. The Partnership has made these engines available for sale along with the remaining inventory of spare parts such that all the assets of the Partnership will be liquidated and a final distribution made thereafter. On July 19, 2001 the Partnership sold the three remaining JT8D-9A engines to Aeroturbine, Inc., on an as-is-where-is basis for $900,000.


Partnership Operations

The Partnership recorded net income of $618,236, or $3.63 per limited partnership unit, for the three months ended June 30, 2001, compared to net income of $82,356, or $0.48 per unit for the same period in 2000. The Partnership recorded net income of $687,181, or $3.53 per limited partnership unit for the six months ended June 30, 2001, compared to net income of $248,048, or $1.42 per limited partnership unit, for the six months ended June 30, 2000. The increase in operation results was primarily due to the reduction in maintenance reserves. This was supplemented by lower depreciation and management fees partially offset by the Partnership receiving no income from operating leases during 2001 due to the expiration of the engine leases to Royal Aviation in August 2000 as well as lower interest income in 2001.

Due to marketing the engines for sale on an as-is-where-is basis, there was no further need to hold the maintenance reserves. Hence maintenance reserves were booked to income during the three months ended June 30, 2001

Interest income decreased during the six months ended June 30, 2001 as compared to the same period in 2000, primarily due to lower average cash reserves and lower average interest rates over the same period.

Lessee settlement increased during the six months ended June 30, 2001, as compared to the same period in 2000, primarily due to the receipt of $76,770 in January 2001 related to the Braniff bankruptcy, as discussed in Note 5 and $8,897 received from the CanAir bankruptcy as discussed in Note 4, compared to a $61,513 settlement in the CanAir bankruptcy proceedings, received in 2000.

Depreciation expense decreased during the three and six months ended June 30, 2001, as compared to the same periods in 2000, as a result of the engines being off lease and classified as held-for-sale.

Management fees decreased during the three and six months ended June 30, 2001, as compared to the same periods in 2000 due to the expiration of the engine leases to Royal Aviation in August 2000.


Liquidity and Cash Distributions

Liquidity - The Partnership received maintenance reserve payments from its lessee that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. Due to the fact that the Partnership decided to sell the engines in an as-is-where-is condition, the net maintenance reserve balance of $631,316 was taken into income during the quarter ended June 30, 2001.

Polaris Investment Management Corporation, the general partner, has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds to cover expenses incurred by the Partnership. Since the General Partner has sold the Partnership's three remaining engines in July 2001, final distributions will be made after Polaris Investment Management Corporation, the general partner, has sold the remaining inventory of spare parts and determined what costs will be incurred in the liquidation of the Partnership.

Cash Distributions - Cash distributions to limited partners during the six months ended June 30, 2001 and 2000 were $843,645 or $5 per limited partnership unit. The timing and amount of future cash distributions to partners are not yet known and will depend upon circumstances such as the Partnership's future cash requirements.

Since the General Partner has sold the Partnership's three remaining engines in July 2001, final distributions will be made after Polaris Investment Management Corporation, the general partner, has sold the remaining inventory of spare parts and determined what costs will be incurred in the liquidation of the Partnership.

                           Part II. Other Information
                           --------------------------


Item 1.           Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 2000 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 2001, there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Kepford, et al. V. Prudential Securities, et al. - In connection with the action filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV,
Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr, on June 5, 2001, the remaining plaintiffs who did not ask the court to dismiss their claims, Gerald and Judy Beckman, made a motion to retain the case on the docket of the District Court of Harris County, Texas with respect to their purported claims against all defendants except Prudential Insurance Company of America and James J. Darr. On June 27, 2001, the Court entered a docket control order providing for a schedule for discovery and a trial date of December 3, 2001.

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada - On June 27, 2001, the Partnership received $8,897 U.S. Dollars in connection with this matter. This amount reflects the Partnership's net pro rata share of the March 29, 2001 payment made to GE Capital Aviation Services, Inc. (GECAS) on behalf of the GECAS Parties (GECAS , as agent for Polaris Holding Company, General Electric Capital Leasing Canada, Inc. and the Partnership) by the receiver appointed by the Ontario court of Justice on behalf of CanAir's creditors in the amount of 620,116 Canadian Dollars (approximately $397,122 U.S. Dollars converted as of 4/24/01).

Other Proceedings - Item 10 in Part III of the Partnership's  2000 Form 10-K and
Item 1 of Part II of the Partnership's Form 10-Q for the period ended March 31, 2001 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                      POLARIS AIRCRAFT INCOME FUND I
                                      (Registrant)
                                      By:     Polaris Investment
                                              Management Corporation,
                                              General Partner




          August 13, 2001                    By:     /S/Steve Yost
   -----------------------------                     -------------
                                                     for Keith Helming
                                                     Chief Financial Officer