Form 10-Q
period 2001-09-30
POLARIS AIRCRAFT INCOME FUND I
filed 2001-11-13
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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





                       This document consists of 12 pages.

                         POLARIS AIRCRAFT INCOME FUND I

          FORM 10-Q - For the Quarterly Period Ended September 30, 2001




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 2001 and
                  December 31, 2000...........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 2001 and 2000...........................4

              c)  Statements of Changes in Partners' Capital
                  - Year Ended December 31, 2000
                  and Nine Months Ended September 30, 2001....................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 2001 and 2000...........................6

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

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2001           2000
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                              $2,435,384    $2,469,034

OTHER ASSETS                                                 --           6,297

AIRCRAFT ENGINES, held for sale                              --         858,750
                                                       ----------    ----------

        Total Assets                                   $2,435,384    $3,334,081
                                                       ==========    ==========



LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                  $    4,729    $   48,904

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                            368,044       364,071

MAINTENANCE RESERVES                                         --         631,316
                                                       ----------    ----------

        Total Liabilities                                 372,773     1,044,291
                                                       ----------    ----------

PARTNERS' CAPITAL:

   General Partner                                        135,195       137,474
   Limited Partners, 168,729 units
      issued and outstanding                            1,927,416     2,152,316
                                                       ----------    ----------

        Total Partners' Capital                         2,062,611     2,289,790
                                                       ----------    ----------

        Total Liabilities and Partners' Capital        $2,435,384    $3,334,081
                                                       ==========    ==========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                             -------------      -------------

                                            2001      2000      2001      2000
                                            ----      ----      ----      ----
REVENUES:
   Rent from operating leases             $   --    $ 60,000  $   --    $240,000
   Gain on Sale of Aircraft Engines         41,250      --      41,250      --
   Other income - Maintenance reserves        --        --     631,316      --
   Interest                                 19,389    41,002    60,008   133,747
   Lessee settlement (Notes 4, 5)             --        --      85,667    61,513
                                          --------  --------  --------  --------

           Total Revenues                   60,639   101,002   818,241   435,260
                                          --------  --------  --------  --------

EXPENSES:
   Depreciation                               --       3,750      --      11,250
   Management fees to general partner         --       3,000      --      12,000
   Operating expenses                        1,600      --       5,900      --
   Administration and other                 36,015    26,623   102,137    96,333
                                          --------  --------  --------  --------

           Total Expenses                   37,615    33,373   108,037   119,583
                                          --------  --------  --------  --------

NET INCOME                                $ 23,024  $ 67,629  $710,204  $315,677
                                          ========  ========  ========  ========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER                 $    230  $    676  $ 91,459  $  8,750
                                          ========  ========  ========  ========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                    $ 22,794  $ 66,953  $618,745  $306,927
                                          ========  ========  ========  ========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $    .14  $   0.40  $   3.67  $   1.82
                                          ========  ========  ========  ========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                            Year Ended December 31, 2000 and
                                          Nine Months Ended September 30, 2001
                                          ------------------------------------

                                          General       Limited
                                          Partner       Partners       Total
                                          -------       --------       -----


Balance, December 31, 1999              $   222,894   $ 2,731,907   $ 2,954,801

   Net income                                 8,318       264,054       272,372

   Cash distributions to partners           (93,738)     (843,645)     (937,383)
                                        -----------   -----------   -----------

Balance, December 31, 2000                  137,474     2,152,316     2,289,790

   Net income                                91,459       618,745       710,204

   Cash distributions to partners           (93,738)     (843,645)     (937,383)
                                        -----------   -----------   -----------

Balance, September 30, 2001             $   135,195   $ 1,927,416   $ 2,062,611
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                       2001          2000
                                                       ----          ----

OPERATING ACTIVITIES:
   Net income                                      $   710,204   $   315,677
   Adjustments to reconcile net income to
      net cash provided by operating
      activities:
      Depreciation                                        --          11,250
      Gain on Sale of Aircraft Engines                 (41,250)         --
      Changes in operating assets and
        liabilities:
        Decrease in rent and other receivable             --          30,000
        Decrease (Increase) in other assets              6,297        (4,273)
        Decrease in payable to affiliates              (44,175)       (6,297)
        Increase in accounts payable and
           accrued liabilities                           3,973        34,889
        Decrease in maintenance reserves              (631,316)   (1,073,399)
                                                   -----------   -----------

           Net cash provided by (used in)
             operating activities                        3,733      (692,153)
                                                   -----------   -----------

INVESTING ACTIVITIES:
   Proceeds from Sale of Aircraft Engines              900,000          --
                                                   -----------   -----------

           Net cash provided by investing
             activities                                900,000          --
                                                   -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                     (937,383)     (937,383)
                                                   -----------   -----------

           Net cash used in financing
             activities                               (937,383)     (937,383)
                                                   -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                         (33,650)   (1,629,536)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               2,469,034     4,190,421
                                                   -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $ 2,435,384   $ 2,560,885
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


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                         Payments for
                                       Three Months Ended        Payable at
                                       September 30, 2001    September 30, 2001
                                       ------------------    ------------------

Aircraft Management Fees                     $  --                 $  --
Out-of-Pocket Administrative Expense
    Reimbursement                             52,319                 4,729
                                             -------               -------

                                             $52,319               $ 4,729
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


6.       Engine Lease Expiration

The lease for the three JT8D-9A engines to Royal Aviation, Inc. and Royal Cargo, Inc. (Royal Aviation) expired on August 31, 2000. The engines were redelivered on September 7, 2000 and security deposit of $45,000 was refunded to Royal Aviation on November 21, 2000. The Partnership has subsequently sold the engines to Aeroturbine, Inc. as discussed below. The Partnership ceased depreciating these assets and reported these assets at the lower of carrying amount or fair value less cost to sell as of December 31, 2000. Due to the fact that the Partnership decided to sell the engines in an as-is-where-is condition in June 2001, the net maintenance reserve balance of $631,316 was taken into income during the quarter ended June 30, 2001.


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


8.       Sale of Engines

On July 19, 2001 the Partnership sold the three remaining JT8D-9A engines to Aeroturbine, Inc., on an as-is-where-is basis for $900,000. The Partnership received the proceeds for these engines in the third quarter of 2001. This sale resulted in a gain of $41,250 which is reflected in the Statement of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2001, Polaris Aircraft Income Fund I (the Partnership) owned certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The three JT8D-9A engines, which were leased to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation), were redelivered to the Partnership on September 7, 2000. The Partnership made these engines available for sale along with the remaining inventory of spare parts such that all the assets of the Partnership will be liquidated and a final distribution made thereafter. On July 19, 2001 the Partnership sold the three remaining JT8D-9A engines to Aeroturbine, Inc., on an as-is-where-is basis for $900,000.

Partnership Operations

The Partnership recorded a net income of $23,024, or $0.14 per limited partnership unit, for the three months ended September 30, 2001, compared to net income of $67,629, or $0.40 per unit for the same period in 2000. The Partnership recorded net income of $710,204 or $3.67 per limited partnership unit for the nine months ended September 30, 2001, compared to net income of $315,677, or $1.82 per limited partnership unit, for the nine months ended September 30, 2000. For the nine months ended September 30, 2001 the increase in net income was primarily due to the reduction in maintenance reserves and the gain resulting from the sale of the three remaining JT8D-9A engines. This was supplemented by lower depreciation and management fees and partially offset by the Partnership receiving no income from operating leases during 2001. For the three months ended September 30, 2001, the decrease in income was due partially to the Partnership receiving no rent from operating leases during 2001 due to the expiration of the engine leases to Royal Aviation in August 2000, and partially due to a decrease in interest income. These factors were partially offset by the gain on sale of the three remaining JT8D-9A engines.

Due to the marketing and sale of the engines on an as-is-where-is basis, there was no further need to hold the maintenance reserves to pay future repair and maintenance costs. Maintenance reserves were therefore recognized as income during the three months ended June 30, 2001. In addition, a gain on sale of engines of $41,250 was recognized during the three months ended September 30, 2001.

Interest income decreased during the nine months ended September 30, 2001 as compared to the same period in 2000, primarily due to lower average cash reserves and lower average interest rates over the same period.

Lessee settlement increased during the nine months ended September 30, 2001, as compared to the same period in 2000, primarily due to the receipt of $76,770 in January 2001 related to the Braniff bankruptcy, as discussed in Note 5 and $8,897 received from the CanAir bankruptcy as discussed in Note 4, compared to a $61,513 settlement in the CanAir bankruptcy proceedings, received in 2000.

Depreciation expense decreased during the three and nine months ended September 30, 2001, as compared to the same periods in 2000, as a result of the engines being off lease and subsequently sold.

Management fees decreased during the three and nine months ended September 30, 2001, as compared to the same periods in 2000 due to the expiration of the engine leases to Royal Aviation in August 2000.


Liquidity and Cash Distributions

Liquidity - When the Partnership had aircraft and engines on lease, the Partnership received maintenance reserve payments from the lessee. During the terms of the lease, such maintenance reserves could be applied to reimburse the lessee or pay directly certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue. Due to the fact that the Partnership decided to sell its three JT8D-9A engines in an as-is-where-is condition, the net maintenance reserve balance of $631,316 from the lease to Royal Aviation was recognized as income during the quarter ended June 30, 2001. These engines were subsequently sold by the Partnership on July 19, 2001.

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

Cash Distributions - Cash distributions to limited partners during the nine months ended September 30, 2001 and 2000 were $843,645 or $5 per limited partnership unit. Since the General Partner has sold the Partnership's three remaining engines in July 2001, final distributions will be made after Polaris Investment Management Corporation, the general partner, has sold the remaining inventory of spare parts and determined what costs will be incurred in the liquidation of the Partnership. The timing and amount of the final distributions to partners are not yet known and will depend upon circumstances such as the costs incurred in the liquidation of the Partnership and the proceeds received from the sale of the remaining inventory of spare parts.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 2000 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended June 30, 2001, there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.


Other Proceedings - Item 10 in Part III of the Partnership's  2000 Form 10-K and
Item 1 of Part II of the Partnership's Form 10-Q for the period ended June 30, 2001 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.       Exhibits and Reports on Form 8-K

a)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

           None.

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

                                        POLARIS AIRCRAFT INCOME FUND I
                                        (Registrant)
                                        By:     Polaris Investment
                                                Management Corporation,
                                                General Partner




          November 7, 2001                     By:     /S/Keith Helming
-----------------------------------                    -------------------------
                                                       Keith Helming
                                                       Chief Financial Officer