Form 10-K
period 2001-12-31
POLARIS AIRCRAFT INCOME FUND I
filed 2002-04-01
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K
                              --------------------

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

No formal market exists for the units of Limited Partnership interest and therefore there exists no aggregate market value at December 31, 2001.

                    Documents incorporated by reference: None

                       This document consists of 35 pages.

                                     PART I

Item 1.       Business

Polaris Aircraft Income Fund I (PAIF-I or the Partnership) was formed primarily to purchase and lease used commercial jet aircraft in order to provide distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-I was organized as a California Limited Partnership on June 27, 1984 and will terminate no later than December 2010. As of December 31, 2001, the only assets remaining were cash and spare parts in inventory, which includes one engine.

PAIF-I has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other Limited Partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the General Partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of aircraft management services to third parties, including without limitation Airplanes Group, together with its subsidiaries (APG), which leases and sells aircraft.

The Partnership leased three JT8D-9A engines to CanAir Cargo Ltd. (CanAir) for three years beginning in May 1994. In 1997, the lease with CanAir was extended for seven months. In August 1997, the engine lease was transferred to Royal Aviation Inc. and Royal Cargo, Inc. (Royal Aviation) pursuant to an Aircraft Lease Purchase Agreement. Under this agreement, the leases were extended to August 2000 at the same rental rate. The engines were returned on September 7, 2000 upon the expiration of the lease. On July 19, 2001 the Partnership sold these engines to Aeroturbine, Inc. on an as-is-where-is basis for $900,000. The remaining inventory of spare parts, including one engine, has been made available for sale such that the Partnership plans to liquidate all its assets in an orderly manner and make a final distribution thereafter.


Item 2.       Properties

At December 31, 2001, the Partnership owned certain inventoried parts, which included one engine, out of its original portfolio of eleven aircraft. The three JT8D-9A engines previously leased to Royal Aviation were redelivered to the Partnership on September 7, 2000 upon the expiration of the lease. These engines were sold to Aeroturbine, Inc. on July 19, 2001, on an as-is-where-is basis for $900,000. The Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft were disassembled for sale of their component parts. The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc., in 1998. Additionally, one of two engines held in inventory was sold to Quantum Aviation Limited during 1998. The Partnership has sold six aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993, the airframe from a Boeing 737-200 aircraft in 1995 and three Boeing 737-200 aircraft in 1997.

Item 3.       Legal Proceedings

Markair, Inc. (Markair) Bankruptcy - As previously reported in the Partnership's 2000 Form 10-K, Markair commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On June 11, 1992, the Partnership filed a proof of claim in the case to recover damages for past due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft that were leased by Markair. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allowing the Partnership to retain the security deposits and maintenance reserves previously posted by Markair, and an unsecured claim against Markair for $445,000. The unsecured claim was converted to subordinated debentures during 1994, and Markair defaulted on its payment obligations on such debentures. On April 14, 1995, Markair commenced new reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On October 25, 1995, Markair converted its Chapter 11 reorganization proceeding into a proceeding under Chapter 7 of the United States Bankruptcy Code in the same court. The trustee, Key Bank of Washington, took steps to protect the interests of the debenture holders, including the Partnership, by filing proofs of claim in this proceeding. The Partnership has not received any distribution from the bankrupt estate on the proofs of claim. There have been no material developments with respect to this proceeding during the period covered by this report.

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

In May of 1998, Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $138,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $58,154 was allocated to the Partnership based on its pro rata share of the total claims. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Management Corporation, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims.

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

On June 5, 2001, the remaining plaintiffs who did not ask the court to dismiss their claims, Gerald and Judy Beckman, made a motion to retain the case on the docket of the District Court of Harris County, Texas with respect to their purported claims against all defendants except Prudential Insurance Company of America and James J. Darr. On June 27, 2001, the Court entered a docket control order providing for a schedule for discovery and a trial date of December 3, 2001. On October 17, 2001, the remaining plaintiffs entered into a settlement agreement with Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, and General Electric Capital Corporation. The Partnership did not contribute to the settlement payments and has no further liability in respect of such matter.

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

On March 29, 2001, the receiver issued a check for 620,116 Canadian Dollars (approximately $397,122 U.S. Dollars) to GECAS on behalf of the GECAS Parties. Including this latest amount, the receiver has distributed to the GECAS Parties a total amount in this liquidation of approximately $1,138,822 U.S. Dollars, of which the Partnership's pro rata share is approximately $95,874 U.S. Dollars. The Partnership's pro rata share of the latest distribution of $397,122 U.S. Dollars is approximately $34,361 U.S. Dollars. After deducting the legal fees related to this matter, out of the latest distribution, the Partnership received a net pro rata share of $8,897 U.S. Dollars on June 27, 2001. The receiver has advised that an amount of 9,473 Canadian Dollars (approximately $5,957 U.S. Dollars) still remains with the receiver. An amount to be determined will be paid to the Partnership prior to the end of the first quarter or shortly thereafter.

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


Item 4.       Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.       Market for the Registrant's  Common Equity and Related Stockholder
              Matters

a) Polaris Aircraft Income Fund I's Limited Partnership interests (Units) are not publicly traded. Currently there is no formal market for PAIF-I's Units and it is unlikely that any market will develop.

b)       Number of Security Holders:

                                                    Number of Record Holders
         Title of Class                             as of December 31, 2001
         ------------------                   ----------------------------------

         Limited Partnership Interest:                      6,100

         General Partnership Interest:                        1

c)       Dividends:

         Distributions   of  cash  from   operations   commenced  in  1987.  The
         Partnership made cash distributions to Limited Partners of $843,645 or $5.00 per Limited Partnership unit during both 2001 and 2000.

Item 6.       Selected Financial Data

                                        For the years ended December 31,

                              2001        2000        1999       1998         1997
                              ----        ----        ----       ----         ----

Revenues                  $  833,068  $  475,931  $  764,665  $1,464,953  $3,643,495

Net Income                   686,041     272,372     600,019   1,304,160   3,188,131

Net Income
  allocated to Limited
  Partners                   594,824     264,054     594,019   1,053,059   1,341,903

Net Income per Limited
  Partnership Unit              3.53        1.57        3.52        6.24        7.95

Cash Distributions per
  Limited Partnership
  Unit                          5.00        5.00       14.75        8.00       44.25

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit              5.00        5.00       14.75        8.00       44.25

Total Assets               2,445,482   3,334,081   5,090,421   7,361,736   7,366,511

Partners' Capital          2,038,447   2,289,790   2,954,801   5,120,063   5,315,716

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to lease revenue recognition, depreciation policies, and valuation of aircraft. We state these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis.

Business Overview

At December 31, 2001, Polaris Aircraft Income Fund I (the Partnership) owned certain inventoried aircraft parts, which included one engine, out of its original portfolio of eleven aircraft. The three JT8D-9A engines that were leased to Royal Aviation and were redelivered to the Partnership on September 7, 2000 were sold on July 19, 2001 to Aeroturbine, Inc. on an as-is-where-is basis for $900,000. The Partnership transferred four aircraft to aircraft inventory during 1992 and 1993. These aircraft were disassembled for sale of their component parts. The Partnership sold its remaining inventory of aircraft parts from the four disassembled aircraft, to Soundair, Inc., in 1998. Additionally, one of two engines held in inventory was sold to Quantum Aviation Limited during 1998. Two engines formerly leased to Viscount, were returned to the Partnership in 1996 and were sold in March 1997. One additional engine was sold to Viscount during 1995. The Partnership has sold six aircraft and one airframe from its original aircraft portfolio: a Boeing 737-200 Convertible Freighter in 1990, a McDonnell Douglas DC-9-10 in 1992, a Boeing 737-200 in 1993, the airframe from a Boeing 737-200 aircraft in 1995 and three Boeing 737-200 aircraft in 1997.

Remarketing Update

Polaris Investment Management Corporation (the General Partner or PIMC) evaluates, from time to time, whether the investment objectives of the Partnership are better served by continuing to hold the Partnership's remaining portfolio of spare parts, including an engine, or marketing such portfolio for sale. This evaluation takes into account the current and potential earnings of the portfolio, the conditions in the markets for lease and sale and future outlook for such markets, and the tax consequences of selling such property rather than offering it for lease. The Partnership has made the engine along with the remaining inventory of spare parts available for sale, with the intention such that all the assets of the Partnership will be liquidated in an orderly manner and a final distribution made thereafter.

Partnership Operations

The Partnership reported net income of $686,041, $272,372, and $600,019, or $3.53, $1.57, and $3.52, per Limited Partnership unit for the years ended December 31, 2001, 2000, and 1999, respectively. Operating results increased in 2001 as compared to 2000 primarily due to the release of maintenance reserves to income, gain on the sale of three engines, and a decrease in depreciation, management fees and operating expenses, partially offset by a decrease in rental income and interest income. The decrease in 2000 as compared to 1999 was primarily due to a decrease in rent and interest revenues, an increase in administration and operating expenses, as well as a gain on the sale of aircraft inventory recognized in 1999, partially offset by decreased management fees, decreased depreciation expense and a lessee settlement received in 2000.

Rent from operating leases decreased in 2001 as compared to 2000 as well as in 2000 as compared to 1999 due to the expiration of the engine leases to Royal Aviation in August 2000.

Interest income decreased in 2001 as compared to 2000, as well as in 2000 as compared to 1999 due to a decrease in the cash reserves due to distributions as well as lower rental income in connection with the expiration of the engine leases to Royal Aviation.

Gain on sale of aircraft inventory increased in 2001 as compared to 2000 due to the sale of the three engines that were on lease to Royal Aviation. Gain on sale of aircraft inventory decreased in 2000 as compared to 1999 as a result of a $206,099 gain on the sale of aircraft inventory in 1999. There were no such sales in 2000.

Lessee settlement and other increased in 2001 as compared to 2000 primarily due to a payment of $76,770 from Braniff's bankrupt estate. Lessee settlement and other increased in 2000 as compared to 1999 due to a settlement in the CanAir bankruptcy proceedings in February 2000, of which the Partnership received $61,513.

Maintenance reserves increased in 2001 as a result of releasing of $631,316 of maintenance reserves to income. The Partnership's three engines were sold on July 19, 2001 on an as-is-where-is basis resulting in no further need to hold maintenance reserves. There was no such income in 2000 or 1999.

Depreciation expense decreased to $-0- during 2001, as compared to $11,250 in 2000 and $15,000 in 1999, as a result of the engines coming off lease in August 2000.

Management fees decreased to $-0- during 2001, as compared to $12,000 in 2000 and $18,000 in 1999, due to the expiration of the engine leases to Royal Aviation in August 2000.

Operating expenses decreased in 2001 as compared to 2000 and increased in 2000 as compared to 1999 primarily as a result of shipping and inspection fees paid in connection with the return of the three JT8D-9A engines to the Partnership in 2000.

Administration and other expenses increased in 2000 as compared to 1999 primarily due to an increase in printing and postage costs and consulting fees.


Liquidity and Cash Distributions

Liquidity - While the Partnership had aircraft and engines on lease, the Partnership received maintenance reserve payments from its lessee. During the terms of the lease, such maintenance reserves could be applied to reimburse the lessee or pay directly certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease were available to be used by the Partnership to offset future maintenance expenses or recognized as revenue. Due to the fact that the Partnership sold its three JT8D-9A engines in an as-is-where-is condition in July 2001 for $900,000, the net maintenance reserve balance of $631,316 from the lease to Royal Aviation was recognized as income during 2001. Two engines underwent a maintenance event which resulted in a reimbursements to the lessee totaling $1,341,702 during

2000. Additionally, as a result of the expiration of the engine lease to Royal Aviation, the Partnership returned a $45,000 security deposit during 2000.

The Partnership received payment of $206,099 in 1999 from the sale of parts from the four disassembled aircraft. There was no such sale in 2000 or in 2001.

PIMC has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to Limited Partners during 2001, 2000 and 1999 were $843,646, $843,645 and $2,488,753, respectively. Cash distributions per Limited Partnership unit were $5.00, $5.00, and $14.75 during 2001, 2000 and 1999, respectively. The timing and amount of the final cash distribution to partners is not yet known and will depend upon the Partnership's future cash requirements and the timing of the sale and amount of proceeds from the sale of it's remaining inventory of spare parts including one engine.


Claims Related to Lessee Defaults

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

In May, 1998, Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $138,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $58,154 was allocated to the Partnership based on its pro rata share of the total claims. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Management Corporation, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims. This amount is included in Lessee settlement and other on the Statement of Operations.

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

On March 29, 2001, the receiver issued a check for 620,116 Canadian Dollars (approximately $397,122 U.S. Dollars) to GECAS on behalf of the GECAS Parties. Including this latest amount, the receiver has distributed to the GECAS Parties a total amount in this liquidation of approximately $1,138,822 U.S. Dollars, of which the Partnership's pro rata share is approximately $95,874 U.S. Dollars. The Partnership's pro rata share of the latest distribution of $397,122 U.S. Dollars is approximately $34,361 U.S. Dollars. After deducting the legal fees related to this matter, out of the latest distribution, the Partnership received a net pro rata share of $8,897 U.S. Dollars on June 27, 2001. The receiver has advised that an amount of 9,473 Canadian Dollars (approximately $5,957 U.S. Dollars) still remains with the receiver. An amount to be determined will be paid to the Partnership prior to the end of the first quarter or shortly thereafter.

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

Industry Update

Demand for Aircraft - At year end 2001, there were approximately 16,445 passenger and freighter jet aircraft in the world fleet. As a result of a slowdown in travel during the year as well as the large shift in travel levels in the wake of the September 11th tragedy, 2,133 of those aircraft are currently stored or out of active service. Air travel as measured by global revenue passenger miles for 2001 is expected to be 5-6% less than the year 2000 when the final numbers are compiled. 2002 traffic levels are expected to remain relatively flat compared to 2001 due to the continued impact of September 11th.

The unprecedented and worldwide demand shock has had profound implications to airlines as well as aircraft owners and manufacturers. Airlines are experiencing huge losses, and are struggling to match capacity to demand. Manufacturers have attempted to deliver the aircraft that were already in production and achieve some stability in their production lines in the face of numerous requests for deferrals from the airlines. Trading values and lease rates have declined, particularly on older aircraft as the demand shock took a cyclical downturn into a deep trough. As manufacturers reduced production, accelerated retirements of older aircraft, and recovering traffic begin to reduce the aircraft surplus, this cyclical downturn will reverse itself and the market will return to a stable condition. This will take some time as manufacturers cannot drop production overnight and owners will be reluctant to scrap aircraft that they own despite the lack of a current market for them.

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

Item 8.       Financial Statements and Supplementary Data











                         POLARIS AIRCRAFT INCOME FUND I






              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000


            AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                TOGETHER WITH THE


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund I:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund I (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund I as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP


San Francisco, California,
    February 1, 2002

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                           2001          2000
                                                           ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                               $2,445,482    $2,469,034

AIRCRAFT ENGINES, net of accumulated
  depreciation of $101,250 in 2000                            --         858,750

OTHER ASSETS                                                  --           6,297
                                                        ----------    ----------

       Total Assets                                     $2,445,482    $3,334,081
                                                        ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL :

PAYABLE TO AFFILIATES                                   $   38,214    $   48,904

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                              368,821       364,071

MAINTENANCE RESERVES                                          --         631,316
                                                        ----------    ----------

       Total Liabilities                                   407,035     1,044,291
                                                        ----------    ----------

PARTNERS' CAPITAL :

  General Partner                                          134,953       137,474
  Limited Partners, 168,729 units
     issued and outstanding                              1,903,494     2,152,316
                                                        ----------    ----------

       Total Partners' Capital                           2,038,447     2,289,790
                                                        ----------    ----------

       Total Liabilities and Partners' Capital          $2,445,482    $3,334,081
                                                        ==========    ==========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                  2001        2000        1999
                                                  ----        ----        ----
REVENUES:
  Rent from operating leases                    $   --      $240,000    $360,000
  Interest                                        74,835     174,418     198,566
  Gain on sale of engines                         41,250        --          --
  Gain on sale of aircraft inventory                --          --       206,099
  Lessee settlement and other                     85,667      61,513        --
  Maintenance reserves                           631,316        --          --
                                                --------    --------    --------

       Total Revenues                            833,068     475,931     764,665
                                                --------    --------    --------

EXPENSES:
  Depreciation                                      --        11,250      15,000
  Management fees to General Partner                --        12,000      18,000
  Operating                                        5,900      36,238        --
  Administration and other                       141,127     144,071     131,646
                                                --------    --------    --------

       Total Expenses                            147,027     203,559     164,646
                                                --------    --------    --------

NET INCOME                                      $686,041    $272,372    $600,019
                                                ========    ========    ========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER                        $ 91,217    $  8,318    $  6,000
                                                ========    ========    ========

NET INCOME ALLOCATED
  TO THE LIMITED PARTNERS                       $594,824    $264,054    $594,019
                                                ========    ========    ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT                      $   3.53    $   1.57    $   3.52
                                                ========    ========    ========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                          General       Limited
                                          Partner       Partner        Total
                                          -------       -------        -----


Balance, December 31, 1998              $   493,422   $ 4,626,641   $ 5,120,063

    Net income                                6,000       594,019       600,019

    Cash distributions to partners         (276,528)   (2,488,753)   (2,765,281)
                                        -----------   -----------   -----------

Balance, December 31, 1999                  222,894     2,731,907     2,954,801

    Net income                                8,318       264,054       272,372

    Cash distributions to partners          (93,738)     (843,645)     (937,383)
                                        -----------   -----------   -----------

Balance, December 31, 2000              $   137,474   $ 2,152,316   $ 2,289,790

    Net income                               91,217       594,824       686,041

    Cash distribution to partners           (93,738)     (843,646)     (937,384)
                                        -----------   -----------   -----------

Balance, December 31, 2001              $   134,953   $ 1,903,494   $ 2,038,447
                                        ===========   ===========   ===========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                              2001          2000          1999
                                              ----          ----          ----
OPERATING ACTIVITIES:
   Net income                             $   686,041  $   272,372  $   600,019
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation                                --         11,250       15,000
     Gain on sale of engines                  (41,250)        --           --
     Gain on sale of aircraft inventory          --           --       (206,099)
     Changes in operating assets and
       liabilities:
       Decrease in rent and other
         receivables                             --         30,000       28,154
       Decrease (increase) in other assets      6,297       (6,297)        --
       Increase (decrease) in payable to
         affiliates                           (10,690)      37,688          678
       Increase (decrease) in accounts
         payable and accrued liabilities        4,750      (10,618)       2,947
       Decrease in security deposits             --        (45,000)        --
       Decrease in maintenance reserves      (631,316)  (1,073,399)    (109,678)
                                          -----------  -----------  -----------

         Net cash provided by (used in)
           operating activities                13,832     (784,004)     331,021
                                          -----------  -----------  -----------

INVESTING ACTIVITIES:
  Net proceeds from sale of engines           900,000         --           --
  Net proceeds from sale of aircraft
    inventory                                    --        206,099
                                          -----------  -----------  -----------

         Net cash provided by investing
           activities                         900,000         --        206,099
                                          -----------  -----------  -----------

FINANCING ACTIVITIES:
  Cash distributions to partners             (937,384)    (937,383)  (2,765,281)
                                          -----------  -----------  -----------

         Net cash used in financing
           activities                        (937,384)    (937,383)  (2,765,281)
                                          -----------  -----------  -----------

CHANGES IN CASH AND CASH
EQUIVALENTS                                   (23,552)  (1,721,387)  (2,228,161)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                         2,469,034    4,190,421    6,418,582
                                          -----------  -----------  -----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                             $ 2,445,482  $ 2,469,034  $ 4,190,421
                                          ===========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund I (PAIF-I or the Partnership), a California limited partnership, maintains its accounting records, and prepares its financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft, and the estimated amount and timing of cash-flows associated with each aircraft, which are used to determine impairment, if any.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and Cash Equivalents are stated at cost, which approximates fair value.

Aircraft and Depreciation - Prior to disposition, aircraft were recorded at cost, which included acquisition costs. Depreciation to an estimated residual value was computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 12 years. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service. The remaining aircraft engines were depreciated to an estimated residual value using the straight line method over their estimated economic life.

The Partnership periodically reviewed the estimated realizability of the residual values at the projected end of each asset's economic life. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the asset was increased.

If the projected net cash flow for each aircraft or engine (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) was less than the carrying value of the aircraft or engine, an impairment loss was recognized.

On July 19, 2001 the Partnership sold three engines to Aeroturbine, Inc. on an as-is-where-is basis for $900,000. The only remaining non-cash asset is an inventory of spare parts that includes one engine, and that has been made available for sale such that the Partnership plans to liquidate all its assets and make a final distribution thereafter. These assets are carried at zero value as of December 31, 2001.

Capitalized Costs - Modification and maintenance costs which are determined to increase the value or extend the useful life of the remaining assets are capitalized and amortized using the straight-line method over the estimated useful life of the improvement or the remaining lease life, if shorter. These costs are also subject to periodic evaluation for impairment as discussed above.

Aircraft Inventory - Proceeds from sales had been applied against inventory until the book value was fully recovered. The remaining book value of the inventory was recovered in 1995. Proceeds in excess of the inventory net book value are recorded as revenue when received.

Operating Leases - While the Partnership had aircraft and engines on lease, the leases were accounted for as operating leases. Operating lease revenues were recognized in equal installments over the terms of the leases.

Maintenance Reserves - The Partnership received maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership or lessee for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve payments are recognized when received and balances remaining at the termination of the lease, if any, may be used by the Partnership to offset required maintenance expenses or recognized as revenue. (See Note 3)

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income Per Limited Partnership Unit - Net income per Limited Partnership unit is based on the Limited Partners' share of net income, allocated in accordance with the Partnership Agreement, and the number of units outstanding for the years ended December 31, 2001, 2000 and 1999.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Receivables - The Partnership had previously recorded an allowance for credit losses for certain impaired note and rents receivable as a result of uncertainties regarding their collection as discussed in Note 6. On February 15, 2000, the Partnership received an initial settlement of $61,513 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. A portion of the proceeds was treated as a recovery of previously reserved rents receivable. The allowance for credit losses of $30,365 was reversed and is included in "Lessee Settlement" in the statement of operations.


                                                        2001             2000
                                                        ----             ----
Allowance for credit losses,
     beginning of year                               $     --          $(30,365)

Recovery of credit losses                                  --            30,365

Allowance for credit losses,
     end of year
                                                     ----------        --------
                                                     $     --          $   --
                                                     ==========        ========


New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Partnership adopted these pronouncements effective January 1, 2001. Due to the fact that the Partnership does not utilize any derivative instruments, these pronouncements did not have an impact on the Partnership's balance sheet or statement of operations.

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's balance sheet or statement of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's balance sheet or statement of operations.


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

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Notes 7 & 8.

3.       Maintenance Reserves

While the Partnership had aircraft and engines on lease, the Partnership received maintenance reserve payments from its lessee. During the terms of the lease, such maintenance reserves could be applied to reimburse the lessee or pay directly certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease were available to be used by the Partnership to offset future maintenance expenses or recognized as revenue. Due to the fact that the Partnership sold its three JT8D-9A engines in an as-is-where-is condition in July 2001 for $900,000, the maintenance reserve balance of $631,316 from the lease to Royal Aviation was recognized as income during 2001.

4.       Aircraft and Aircraft Engines

At December 31, 2001, the Partnership owned certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven used commercial jet aircraft.

Three Aircraft Engines - In 2000, the Partnership leased two engines from an airframe previously sold and one engine previously leased to Viscount, to CanAir Cargo Ltd. (CanAir) beginning in May 1994 for 36 months. The rental rate was variable based on usage through August 1994. Beginning in September 1994 through the end of the lease term in May 1997, the rental rate was fixed at $10,000 per engine per month. In April 1997, the engine lease with CanAir was extended for seven months at the same lease rate. CanAir defaulted on its lease obligations to the Partnership in July 1997. In August 1997 the lease was transferred to Royal Aviation Inc. and Royal Air Cargo, Inc. (Royal Air) and the lease term was extended to August 2000 at the current lease rate. On August 31, 2000, the lease for the three JT8D-9A engines to Royal Aviation, Inc. and Royal Cargo, Inc. (Royal Aviation) expired. The engines were returned on September 7, 2000 and security deposit of $45,000 was refunded to Royal Aviation on November 21, 2000. The Partnership sold these three engines on July 19, 2001 (See Note 5) and has made available for sale the remaining inventory of spare parts such that all the assets of the Partnership will be liquidated and a final distribution made thereafter. These spare parts are carried at a value of zero as of December 31, 2001.


5.       Sale of Aircraft Inventory and Engines

Sale of Engines in Inventory - On July 19, 2001, the Partnership sold the three JT8D-9A engines to Aeroturbine, Inc. on an as-is-where-is basis for $900,000. The Partnership received the proceeds for these engines in the third quarter of 2001. This sale resulted in a gain of $41,250 which is reflected in the Statement of Operations.

Sale of Aircraft Inventory - During 1999, the Partnership received $206,099 for the sale of consignment inventory.


6.       Claims Related to Lessee Defaults

Markair, Inc. (Markair) Bankruptcy - As previously reported in the Partnership's 2000 Form 10-K, Markair commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On June 11, 1992, the Partnership filed a proof of claim in the case to recover damages for past due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft that were leased by Markair. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allowing the Partnership to retain the security deposits and maintenance reserves previously posted by Markair, and an unsecured claim against Markair for $445,000. The unsecured claim was converted to subordinated debentures during 1994, and Markair defaulted on its payment obligations on such debentures. On April 14, 1995, Markair commenced new reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On October 25, 1995, Markair converted its Chapter 11 reorganization proceeding into a proceeding under Chapter 7 of the United States Bankruptcy Code in the same court. The trustee, Key Bank of Washington, took steps to protect the interests of the debenture holders, including the Partnership, by filing proofs of claim in this proceeding. The Partnership has not received any distribution from the bankrupt estate on the proofs of claim. There have been no material developments with respect to this proceeding during the period covered by this report.

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

In May of 1998, Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $138,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $58,154 was allocated to the Partnership based on its pro rata share of the total claims. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Management Corporation, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims.

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

On March 29, 2001, the receiver issued a check for 620,116 Canadian Dollars (approximately $397,122 U.S. Dollars) to GECAS on behalf of the GECAS Parties. Including this latest amount, the receiver has distributed to the GECAS Parties a total amount in this liquidation of approximately $1,138,822 U.S. Dollars, of which the Partnership's total cumulative pro rata share is approximately $95,874 U.S. Dollars. The Partnership's pro rata share of the latest distribution of $397,122 U.S. Dollars is approximately $34,361 U.S. Dollars. After deducting the legal fees related to this matter, out of the latest distribution, the Partnership received a net pro rata share of $8,897 U.S. Dollars on June 27, 2001. This amount was included in Lessee settlement and other on the Statement of Operations. The receiver has advised that an amount of 9,473 Canadian Dollars (approximately $5,957 U.S. Dollars) still remains with the receiver. An amount to be determined will be paid to the Partnership prior to the end of the first quarter of 2002 or shortly thereafter, and will be recognized as income when received.


7.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

     a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases of the Partnership, payable upon receipt of the rent. In 2001, 2000 and 1999, the Partnership paid management fees to PIMC of $-0-, $15,018, and $18,000, respectively.

     b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. In 2001, 2000 and 1999, $89,435 $158,083, and $155,970 were reimbursed by the
         Partnership to PIMC for administrative expenses. Administrative reimbursements of $35,942 and $12,667 were payable to PIMC at December 31, 2001 and 2000, respectively. Partnership reimbursements to PIMC for maintenance and remarketing costs of $9,592, $1,341,702, and $200 were paid in cash in 2001, 2000, and 1999, respectively. Maintenance and remarketing reimbursements of $2,272, and $36,237 were payable to PIMC at December 31, 2001 and 2000, respectively.

     c. A 10% interest to PIMC in all cash distributions and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement. After the Partnership has sold or disposed of aircraft representing 50% of the total aircraft cost, gains from the sale or other disposition of aircraft are generally allocated first to the General Partner until such time that the General Partner's capital account is equal to the amount to be distributed to the General Partner from the proceeds of such sale or disposition. The General Partner received $93,738, $93,738 and $276,528 in 2001, 2000, and 1999 respectively.

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

     e. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note 8).


8.       Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 7). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 10, varies from income or loss calculated for tax purposes.

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

Had all the assets of the Partnership been liquidated at December 31, 2001 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be $(1,329,811) and $14,904,046, respectively.


9.       Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.


The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 2001 and 2000 are as follows:

                          Reported Amounts      Tax Basis        Net Difference
                          ----------------      ---------        --------------

2001:    Assets            $  2,445,482        $ 13,981,270      $(11,535,788)
         Liabilities            407,035             407,035            -

2000:    Assets            $  3,334,081        $ 15,949,326      $(12,615,245)
         Liabilities          1,044,291             412,975           631,316


10.      Reconciliation of Book Net Income to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                                For the years ended December 31,
                                                --------------------------------

                                                      2001     2000    1999
                                                      ----     ----    ----

Book net income per Limited Partnership unit         $ 3.53   $ 1.57  $ 3.52
Adjustments for tax purposes represent
  differences between book and tax revenue
  and expenses:
Rental and maintenance reserve revenue
  recognition                                         (3.70)    1.74    1.95
Depreciation                                          (0.49)   (0.58)  (0.11)
Gain or loss on sale of aircraft or inventory         (5.85)   (0.47)  (1.48)
Other revenue and expense items                         -      (0.17)    -
                                                     -------  ------  ------

Taxable net income (loss) per Limited
  Partnership unit                                   $(6.51)  $ 2.09  $ 3.88
                                                     ======   ======  ======

The differences between net income and loss for book purposes and net income and loss for tax purposes result from the temporary differences of certain revenue and deductions.

For book purposes, rental revenue is generally recorded as it is earned on a straight line basis for operating leases. For tax purposes, certain temporary differences exist in the recognition of revenue which is generally recognized when received. Increases in the Partnership's book maintenance reserve liability were recognized as rental revenue for tax purposes. Disbursements from the Partnership's book maintenance reserves are capitalized or expensed for tax purposes, as appropriate.

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes, which yields a different gain or loss on the sale of aircraft or inventory.


11.      Subsequent Event

Cash Distributions - The Partnership made a cash distribution of $1,054,556 or $6.25 per Limited Partnership unit, to Limited Partners, and $117,173 to the General Partner on January 15, 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund I, A California Limited Partnership (PAIF-I or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the General Partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a Delaware corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, GECAS and PIMC are affiliates.

The officers and directors of PIMC are:

                      Name                               PIMC  Title
         ---------------------------        ------------------------------------

         William Carpenter                  President; Director
         Keith Helming                      Chief Financial Officer
         Melissa Hodes                      Vice President; Director
         Norman C. T. Liu                   Vice President; Director
         Ray Warman                         Secretary
         Robert W. Dillon                   Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Carpenter, 38, assumed the position of President and Director of PIMC effective October 1, 2001. Mr. Carpenter holds the position of Executive Vice President and Chief Risk Manager of GECAS, having previously held the position of Vice President - Chief Risk Manager of GECAS (Acting). Prior to joining GECAS seven years ago, Mr. Carpenter was an aerospace engineer specializing in aircraft handling qualities. Prior to that, Mr. Carpenter was a commissioned officer and pilot in the United States Armed Forces.

Mr. Helming, 43, assumed the position of Chief Financial Officer of PIMC effective October 1, 2000. Mr. Helming presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Mr. Helming has been with General Electric Company (GE) and its subsidiaries since 1981. Prior to joining GECAS, Mr. Helming served as the Senior Vice President of Finance at GE Capital Fleet Services for three years. Prior to that, Mr. Helming was Chief Financial Officer for GE Capital Global Consumer Finance U.K.

Ms. Hodes, 36, assumed the position of Director of PIMC effective May 19, 2000. Ms. Hodes presently holds the position of Senior Vice President, Financial Planning and Analysis for GECAS. Ms. Hodes has been with the General Electric Company (GE) and its subsidiaries since 1987. Prior to joining GECAS, Ms. Hodes held various financial management positions with GE Capital Card Services, GE Audit Staff and GE Power Systems.

Mr. Liu, 44, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Sales and Marketing of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development for General Electric Capital Corporation and in Syndications and Leasing for the Transportation & Industrial Funding division of General Electric Capital Corporation. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 53, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996 and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 60, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS.


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

Sara J. Bishop, et al. v. Kidder, Peabody & Co., et al., Superior Court of California, County of Sacramento; Wilson et al. v. Polaris Holding Company et al., Superior Court of California, County of Sacramento, and ten other California Actions(1) - In the California actions filed in 1996, approximately 4000 plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I through VI and other limited partnerships sold by Kidder, Peabody named Kidder, Peabody, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, and General Electric Credit Corporation and Does 1-100 as defendants. The Partnership was not named as a defendant in these actions. The complaints all allege violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaints seek to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The California actions have been settled. An additional settlement was entered into with certain plaintiffs who had refused to participate in the first settlement. Plaintiffs' counsel advised the Court that they would withdraw from representing the remaining plaintiffs -- approximately 330 -- who refused to participate in either of the settlements. In July, 2000, plaintiffs' counsel submitted to the Court motions to withdraw as counsel of record for all of the actions. The Court indicated that it would grant such motions and thereafter would consider dismissing each of the actions if no plaintiff came forward to prosecute. On August 2, 2001, the Court conducted a series of status conferences in connection with each of the twelve California actions and at the conferences dismissed most of the remaining plaintiffs in those actions. On November 9, 2001, defendants moved for summary judgment against most of the remaining plaintiffs based upon a settlement and bar order entered in a multi-district litigation in 1997.


Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.

-----------------------------------
1 The ten other actions are Abrams, et al. v. Polaris Holding Company, et al., Elphick, et al. v. Kidder Peabody & Co., et al., Johnson, et al. v. Polaris
Holding Company, et al., Kuntz, et al. v. Polaris Holding Company, et al., McDevitt, et al. v. Polaris Holding Company, et al., Ouellette, et al. v. Kidder Peabody & Co., et al., Rolph, et al. v. Polaris Holding Company, et al., Self, et al. v. Polaris Holding Company, et al., Tarrer, et al. v. Kidder Peabody & Co., et al., Zicos, et al. v. Polaris Holding Company, et al., all filed in Superior Court of California, County of Sacramento.

Item 11.      Executive Compensation

The Partnership has no directors or officers. The Partnership is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $-0- were paid to PIMC in 2001 in addition to a 10% interest in all cash distributions as described in Note 7 to the financial statements (Item 8).


Item 12.      Security Ownership of Certain Beneficial Owners and Management

     a) No person owns of record, or is known by the Partnership to own beneficially, more than five percent of any class of voting securities of the Partnership.

     b) The General Partner of the Partnership owns the equity securities of the Partnership as set forth in the following table:

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

     c) There are no arrangements known to the Partnership, including any pledge by any person of securities of the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.


Item 13.      Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                        Page No.
                                                                        --------

              Report of Independent Public Accountants                     15
              Balance Sheets                                               16
              Statements of Operations                                     17
              Statements of Changes in Partners' Capital                   18
              Statements of Cash Flows                                     19
              Notes to Financial Statements                                20

2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         99. Letter from the  Partnership to the SEC regarding  Arthur  Andersen
             LLP.

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


                                           POLARIS AIRCRAFT INCOME FUND I
                                           (REGISTRANT)
                                           By: Polaris Investment
                                               Management Corporation
                                               General Partner




               March 28, 2002                 By:  /S/ William Carpenter
        ----------------------------               ----------------------------
                    Date                           William Carpenter, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                        Title                             Date

/S/William Carpenter   President and Director of Polaris          March 28, 2002
--------------------   Investment Management Corporation,         --------------
(William Carpenter)    General Partner of the Registrant

/S/Keith Helming       Chief Financial Officer of Polaris         March 28, 2002
----------------       Investment Management Corporation,         --------------
(Keith Helming)        General Partner of the Registrant

/S/Melissa Hodes       Vice President and Director of Polaris     March 28, 2002
----------------       Investment Management Corporation,         --------------
(Melissa Hodes)        General Partner of the Registrant

/S/Norman C. T. Liu    Vice President and Director of Polaris     March 28, 2002
-------------------    Investment Management Corporation,         --------------
(Norman C. T. Liu)     General Partner of the Registrant