Form 10-Q
period 2002-03-31
POLARIS AIRCRAFT INCOME FUND I
filed 2002-05-13
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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





                       This document consists of 13 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended March 31, 2002




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 2002 and
                  December 31, 2001...........................................3

              b)  Statements of Operations - Three Months
                  Ended March 31, 2002 and 2001...............................4

              c)  Statements of Changes in Partners' Capital
                  - Year Ended December 31, 2001
                  and Three Months Ended March 31, 2002.......................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 2002 and 2001...............................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........10



Part II.      Other Information

         Item 1.      Legal Proceedings......................................11

         Item 6.      Exhibits and Reports on Form 8-K.......................12

         Signature    .......................................................13

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,  December 31,
                                                           2002         2001
                                                           ----         ----
ASSETS:

CASH AND CASH EQUIVALENTS                               $1,241,937    $2,445,482
                                                        ----------    ----------

        Total Assets                                    $1,241,937    $2,445,482
                                                        ==========    ==========



LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                   $   37,917    $   38,214

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                             364,295       368,821
                                                        ----------    ----------

        Total Liabilities                                  402,212       407,035
                                                        ----------    ----------

PARTNERS' CAPITAL:

   General Partner                                          23,820       134,953
   Limited Partners, 168,729 units
      issued and outstanding                               815,905     1,903,494
                                                        ----------    ----------

        Total Partners' Capital                            839,725     2,038,447
                                                        ----------    ----------

        Total Liabilities and Partners' Capital         $1,241,937    $2,445,482
                                                        ==========    ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                       2002             2001
                                                       ----             ----

REVENUES:
   Interest                                          $  6,372         $ 23,051
   Lessee settlement (Note 5)                            --             76,770
                                                     --------         --------

           Total Revenues                               6,372           99,821
                                                     --------         --------

EXPENSES:
   Administration and other                            33,365           30,876
                                                     --------         --------

           Total Expenses                              33,365           30,876
                                                     --------         --------

NET INCOME (LOSS)                                    $(26,993)        $ 68,945
                                                     ========         ========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER                            $  6,040         $ 85,046
                                                     ========         ========

NET LOSS ALLOCATED TO
   LIMITED PARTNERS                                  $(33,033)        $(16,101)
                                                     ========         ========

NET LOSS PER LIMITED
   PARTNERSHIP UNIT                                  $  (0.20)        $  (0.10)
                                                     ========         ========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                           Year Ended December 31, 2001 and
                                           Three Months Ended March 31, 2002
                                           ---------------------------------

                                          General       Limited
                                          Partner       Partners        Total
                                          -------       --------        -----

Balance, December 31, 2000              $   137,474   $ 2,152,316   $ 2,289,790

   Net income                                91,217       594,824       686,041

   Cash distributions to partners           (93,738)     (843,646)     (937,384)
                                        -----------   -----------   -----------

Balance, December 31, 2001                  134,953     1,903,494     2,038,447

   Net income                                 6,040       (33,033)      (26,993)

   Cash distributions to partners          (117,173)   (1,054,556)   (1,171,729)
                                        -----------   -----------   -----------

Balance, March 31, 2002                 $    23,820   $   815,905   $   839,725
                                        ===========   ===========   ===========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         2002          2001
                                                         ----          ----
OPERATING ACTIVITIES:
   Net income (Loss)                                 $   (26,993)  $    68,945
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Changes in operating assets and liabilities:
        Decrease in other assets                            --           6,297
        Decrease in payable to affiliates                   (297)      (38,988)
        Decrease in accounts payable and
           accrued liabilities                            (4,526)       (8,263)
                                                     -----------   -----------

           Net cash provided (used) by operating
             activities                                  (31,816)       27,991
                                                     -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                     (1,171,729)     (937,383)
                                                     -----------   -----------

           Net cash used in financing activities      (1,171,729)     (937,383)
                                                     -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                        (1,203,545)     (909,392)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                 2,445,482     2,469,034
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $ 1,241,937   $ 1,559,642
                                                     ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund I's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission ("SEC") Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP"). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2001, 2000 and 1999 included in the Partnership's 2001 Annual Report to the SEC on Form 10-K.


2.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                               Payments for
                                            Three Months Ended      Payable at
                                              March 31, 2002      March 31, 2002
                                              --------------      --------------


Out-of-Pocket Operating Expense
    Reimbursement                                $ 2,272            $ 2,200

Out-of-Pocket Administrative Expense
    Reimbursement                                 35,942             35,717
                                                 -------            -------

                                                 $38,214            $37,917
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

4.       CanAir Bankruptcy Settlement

On June 27, 2001, the Partnership received $8,897 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. An additional amount to be determined will be paid to the Partnership before the end of the second quarter 2002 or shortly thereafter, and will be recognized as income when received.


5.       Braniff Bankruptcy Settlement

On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Management Corporation, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims.


6.       Engine Lease Expiration

The lease for the three JT8D-9A engines to Royal Aviation, Inc. and Royal Cargo, Inc. (Royal Aviation) expired on August 31, 2000. The engines were redelivered on September 7, 2000 and security deposit of $45,000 was refunded to Royal Aviation on November 21, 2000. The Partnership ceased depreciating these assets and reported these assets at the lower of carrying amount or fair value less cost to sell as of December 31, 2000. Due to the fact that the Partnership decided to sell the engines in an as-is-where-is condition in June 2001, the net maintenance reserve balance of $631,316 was taken into income during the quarter ended June 30, 2001. The Partnership subsequently sold the engines to Aeroturbine, Inc. on an as-is-where-is basis in July 2001, as discussed below.

7.       New Accounting Pronouncements

In June 2001, the FASB approved for issuance Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's balance sheet or statement of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 became effective January 1, 2002 for the Partnership and has not had a material impact on the Partnership's balance sheet or statement of operations.


8.       Sale of Engines

On July 19, 2001 the Partnership sold the three remaining JT8D-9A engines to Aeroturbine, Inc., on an as-is-where-is basis for $900,000. The Partnership received the proceeds for these engines in the third quarter of 2001. This sale resulted in a gain of $41,250.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

At March 31, 2002, Polaris Aircraft Income Fund I (the Partnership) owned certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The remaining inventory of spare parts, including one engine, has been made available for sale such that the Partnership plans to liquidate all its assets in an orderly manner and make a final distribution thereafter.


Partnership Operations

The Partnership recorded a net loss of $(26,993), or $(0.20) per limited partnership unit, for the three months ended March 31, 2001, compared to net income of $68,945, or $(0.10) per unit for the same period in 2001. The decline in operating results was primarily due to decreases in Lessee settlement income and Interest income, and an increase in Administration and other expense.

Interest income decreased during the three months ended March 31, 2002, as compared to the same period in 2001 primarily due to lower interest rates and a decrease in the cash reserves primarily due to distributions.

Lessee settlement decreased during the three months ended March 31, 2002, as compared to the same period in 2001, primarily due to the receipt of $76,770 on January 16, 2001 related to the Braniff bankruptcy for which there was no corresponding receipt in 2002.

Administration and other expenses increased primarily due to increases in printing and postage costs.


Liquidity and Cash Distributions

Liquidity - Polaris Investment Management Corporation, the general partner, has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 2002 and 2001 were $1,054,556, and $843,645, respectively. Cash distributions per Limited Partnership unit for the three months ended March 31, 2002, and 2001 were $6.25, and $5.00 respectively. The timing and amount of the final cash distribution to partners is not yet known and will depend upon the Partnership's future cash requirements and the timing of the sale and amount of proceeds from the sale of it's remaining inventory of spare parts including one engine.

                           Part II. Other Information
                           --------------------------

Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 2001 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada - On March 12, 2002, the receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors issued a check for 3,250 Canadian Dollars (approximately $2,066 U.S. Dollars) to be delivered to GE Capital Aviation Services, Inc., as agent for Polaris Holding Company, General Electric Capital Leasing Canada, Inc. and the Partnership ("the GECAS Parties"). The Partnership will receive its pro-rata share of this amount before the end of the second quarter or shortly thereafter. Prior to the end of the second quarter, the receiver intends to deliver the remaining amount of 5,168 Canadian Dollars (approximately $3,285 U.S. Dollars), less the costs and fees associated with its services, to the GECAS Parties.

Other Proceedings - Item 10 in Part III of the Partnership's 2001 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

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


--------
1 The ten other actions are Abrams, et al. v. Polaris Holding Company, et al., Elphick, et al. v. Kidder Peabody & Co., et al., Johnson, et al. v. Polaris
Holding Company, et al., Kuntz, et al. v. Polaris Holding Company, et al., McDevitt, et al. v. Polaris Holding Company, et al., Ouellette, et al. v. Kidder Peabody & Co., et al., Rolph, et al. v. Polaris Holding Company, et al., Self, et al. v. Polaris Holding Company, et al., Tarrer, et al. v. Kidder Peabody & Co., et al., Zicos, et al. v. Polaris Holding Company, et al., all filed in Superior Court of California, County of Sacramento.

An additional settlement was entered into with certain plaintiffs who had refused to participate in the first settlement. Plaintiffs' counsel advised the Court that they would withdraw from representing the remaining plaintiffs -- approximately 330 -- who refused to participate in either of the settlements. In July, 2000, plaintiffs' counsel submitted to the Court motions to withdraw as counsel of record for all of the actions. The Court indicated that it would grant such motions and thereafter would consider dismissing each of the actions if no plaintiff came forward to prosecute. On August 2, 2001, the Court conducted a series of status conferences in connection with each of the twelve California actions and at the conferences dismissed most of the remaining plaintiffs in those actions. On November 9, 2001, defendants moved for summary judgment against most of the remaining plaintiffs based upon a settlement and bar order entered in a multi-district litigation in 1997. On March 1, 2002 the judge granted the defendants' summary judgment motions. This action does not have a material adverse effect on the Partnership.


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

                                POLARIS AIRCRAFT INCOME FUND I
                                A California Limited Partnership
                                (Registrant)
                                By: Polaris Investment
                                    Management Corporation,
                                    General Partner




          May 13, 2002              By: /S/Stephen E. Yost
        ----------------                ----------------------------------------
                                        Stephen E. Yost, Chief Financial Officer