Form 10-Q
period 2002-06-30
POLARIS AIRCRAFT INCOME FUND I
filed 2002-08-19
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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





                       This document consists of 14 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended June 30, 2002




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements (Unaudited)

              a)  Special Notice Regarding Financial Statements................3

              b)  Balance Sheets - June 30, 2002 and
                  December 31, 2001............................................4

              c)  Statements of Operations - Three and Six Months
                  Ended June 30, 2002 and 2001.................................5

              d)  Statements of Changes in Partners' Capital
                  - Year Ended December 31, 2001
                  and Six Months Ended June 30, 2002...........................6

              e)  Statements of Cash Flows - Six Months
                  Ended June 30, 2002 and 2001.................................7

              f)  Notes to Financial Statements................................8

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........11



Part II.      Other Information

         Item 1.      Legal Proceedings.......................................13

         Item 6.      Exhibits and Reports on Form 8-K........................13

         Signature    ........................................................14

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                  SPECIAL NOTICE REGARDING FINANCIAL STATEMENTS


The Polaris Aircraft Income Fund I's (the "Partnership") Quarterly Report on Form 10-Q ("Form 10-Q") for the period ended June 30, 2002 is being filed on an incomplete basis as the Partnership has been unable to obtain access to documents in the possession of Arthur Andersen, the previous Certifying Accountant, in order to provide such documents to Ernst & Young LLP, the Partnership's new Certifying Accountant. As a result, Ernst & Young LLP is unable to complete their timely quarterly review in accordance with Statements of Auditing Standards No. 71. Once Ernst & Young LLP has completed their quarterly review of the financial statements contained in the Form 10-Q for the period ended June 30, 2002, the Partnership will file an amended Form 10-Q.


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS
                                   (Unaudited)

                                                         June 30,   December 31,
                                                           2002         2001
                                                           ----         ----
ASSETS:

CASH AND CASH EQUIVALENTS                                $1,172,193   $2,445,482
                                                         ----------   ----------

        Total Assets                                     $1,172,193   $2,445,482
                                                         ==========   ==========



LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                    $   22,417   $   38,214

ACCOUNTS PAYABLE AND ACCRUED
LIABILITIES                                                 355,540      368,821
                                                         ----------   ----------

        Total Liabilities                                   377,957      407,035
                                                         ----------   ----------

PARTNERS' CAPITAL:

   General Partner                                           28,689      134,953
   Limited Partners, 168,707 units (168,729 in 2001)
      issued and outstanding                                765,547    1,903,494
                                                         ----------   ----------

        Total Partners' Capital                             794,236    2,038,447
                                                         ----------   ----------

        Total Liabilities and Partners' Capital          $1,172,193   $2,445,482
                                                         ==========   ==========



        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                             --------             --------

                                          2002       2001      2002       2001
                                          ----       ----      ----       ----
REVENUES:
   Other income - Maintenance reserves  $   --     $631,316  $   --     $631,316
   Interest                                5,380     17,568    11,752     40,619
   Lessee settlements (Notes 5 & 6)         --        8,897      --       85,667
                                        --------   --------  --------   --------

           Total Revenues                  5,380    657,781    11,752    757,602
                                        --------   --------  --------   --------

EXPENSES:
   Operating expenses                       --        4,300      --        4,300
   Administration and other               50,869     35,246    84,234     66,122
                                        --------   --------  --------   --------

           Total Expenses                 50,869     39,546    84,234     70,422
                                        --------   --------  --------   --------

NET INCOME (LOSS)                       $(45,489)  $618,235  $(72,482)  $687,180
                                        ========   ========  ========   ========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER               $  4,869   $  6,183  $ 10,909   $ 91,229
                                        ========   ========  ========   ========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                  $(50,358)  $612,052  $(83,391)  $595,951
                                        ========   ========  ========   ========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                     $  (0.30)  $   3.63  $  (0.49)  $   3.53
                                        ========   ========  ========   ========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                           Year Ended December 31, 2001 and
                                            Six Months Ended June 30, 2002
                                            ------------------------------

                                          General       Limited
                                          Partner       Partners       Total
                                          -------       --------       -----


Balance, December 31, 2000              $   137,474   $ 2,152,316   $ 2,289,790

   Net income                                91,217       594,824       686,041

   Cash distributions to partners           (93,738)     (843,646)     (937,384)
                                        -----------   -----------   -----------

Balance, December 31, 2001                  134,953     1,903,494     2,038,447

   Net income (loss)                         10,909       (83,391)      (72,482)

   Cash distribution to partners           (117,173)   (1,054,556)   (1,171,729)
                                        -----------   -----------   -----------

Balance, June 30, 2002                  $    28,689   $   765,547   $   794,236
                                        ===========   ===========   ===========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Months Ended June 30,

                                                          2002          2001
                                                          ----          ----
OPERATING ACTIVITIES:
   Net income (Loss)                                  $   (72,482)  $   687,180
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
      Changes in operating assets and liabilities:
        Decrease in other assets                             --           6,297
        Decrease in payable to affiliates                 (15,797)      (31,856)
        Increase (decrease) in accounts payable and
           accrued liabilities                            (13,281)        6,359
        Decrease in maintenance reserves                     --        (631,316)
                                                      -----------   -----------

           Net cash provided by (used in) operating
             activities                                  (101,560)       36,664
                                                      -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                      (1,171,729)     (937,383)
                                                      -----------   -----------

           Net cash used in financing activities       (1,171,729)     (937,383)
                                                      -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                         (1,273,289)     (900,719)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  2,445,482     2,469,034
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                      $ 1,172,193   $ 1,568,315
                                                      ===========   ===========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Organization and the Partnership

Polaris Aircraft Income Fund I (the "Partnership") was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. It will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The offering of Limited Partnership units terminated on December 31, 1985, at which time the Partnership had sold 168,729 units of $500, representing $84,364,500. All unit holders were admitted to the Partnership on or before January 1, 1986.

Polaris Investment Management Corporation ("PIMC"), the sole General Partner of the Partnership (the "General Partner"), supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation ("PALC"). Polaris Holding Company ("PHC") is the parent company of PALC. General Electric Capital Corporation ("GE Capital"), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. ("GECAS"). Amounts paid and allocations to related parties are described in Notes 3 & 4.

At June 30, 2002, the Partnership owned certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The remaining inventory of spare parts, including one engine, has been made available for sale such that the Partnership plans to liquidate all its assets in an orderly manner and make a final distribution thereafter. These spare parts are carried at a value of zero as of June 30, 2002.


2.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly the Partnership's financial position, results of operations, and cash flows. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission ("SEC") Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP"). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2001, 2000, and 1999 included in the Partnership's 2001 Annual Report to the SEC on Form 10-K.


3.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the General Partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                        Payments made during the
                                           Three Months Ended       Payable at
                                              June 30, 2002        June 30, 2002
                                              -------------        -------------


Out-of-Pocket Operating Expense
    Reimbursement                                $ 6,981              $  --

Out-of-Pocket Administrative Expense
    Reimbursement                                 69,063               22,417
                                                 -------              -------

                                                 $76,044              $22,417
                                                 =======              =======


4.       Partners' Capital

The Partnership Agreement (the "Agreement") stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the limited partners. Such allocations are made using income or loss calculated under GAAP for book purposes, which varies from income or loss calculated for tax purposes.

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

5.       CanAir Bankruptcy Settlement

On June 27, 2001, the Partnership received $8,897 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. Two additional settlements have been made to GECAS that will amount to approximately $175 and $279 for the Partnership, and will be recognized as income when received by the Partnership. These payments are expected in the quarter ending September 30, 2002 and will be the final payments on this matter.


6.       Braniff Bankruptcy Settlement

On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of PIMC, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims.


7.       Engine Lease Expiration

The lease for the three JT8D-9A engines to Royal Aviation, Inc. and Royal Cargo, Inc. (Royal Aviation) expired on August 31, 2000. The engines were redelivered on September 7, 2000 and a security deposit of $45,000 was refunded to Royal

Aviation on November 21, 2000. The Partnership ceased depreciating these assets and reported these assets at the lower of carrying amount or fair value less cost to sell as of December 31, 2000. Due to the fact that the Partnership decided to sell the engines in an as-is-where-is condition in June 2001, the net maintenance reserve balance of $631,316 was taken into income during the quarter ended June 30, 2001. The Partnership subsequently sold the engines to Aeroturbine, Inc. on an as-is-where-is basis in July 2001, as discussed below.


8.       New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") approved for issuance Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's balance sheet or statement of operations.


9.       Sale of Engines

On July 19, 2001 the Partnership sold the three remaining JT8D-9A engines to Aeroturbine, Inc., on an as-is-where-is basis for $900,000. The Partnership received the proceeds for these engines in the third quarter of 2001. This sale resulted in a gain of $41,250.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

At June 30, 2002, Polaris Aircraft Income Fund I (the "Partnership") owned certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The remaining inventory of spare parts, including one engine, has been made available for sale such that the Partnership plans to liquidate all its assets in an orderly manner and make a final distribution thereafter. These spare parts are carried at a value of zero as of June 30, 2002.


Partnership Operations

The Partnership recorded net loss of $45,489, or $0.30 per limited partnership unit, for the three months ended June 30, 2002, compared to net income of $618,235, or $3.63 per unit, for the same period in 2001. The Partnership recorded net loss of $72,482, or $0.49 per limited partnership unit, for the six months ended June 30, 2002, compared to net income of $687,180, or $3.53 per limited partnership unit, for the six months ended June 30, 2001. The decline in operating results was primarily due to a reduction in maintenance reserves recognized as income, decreases in lessee settlement income, interest income, and increased administrative and other expenses partially offset by a decrease in operating expenses.

Other income decreased for both the three and six months ended June 30, 2002 as compared to the same periods in 2001 primarily due to maintenance reserves that were recognized as income during the three months ended June 30, 2001. There was no similar income in 2002. The Partnership held engines that were marketed for sale on an as-is-where-is basis and there was no further need to hold the maintenance reserves. As a result, the maintenance reserves were recognized as income during the three months ended June 30, 2001.

Interest income decreased during the three and six months ended June 30, 2002, as compared to the same periods in 2001 primarily due to lower interest rates and a decrease in the cash balance primarily due to distributions.

Lessee settlement decreased during the three and six months ended June 30, 2002, as compared to the same periods in 2001, primarily due to the receipt of $76,770 on January 16, 2001 related to the Braniff bankruptcy and $8,897 on June 27, 2001 related to the CanAir bankruptcy for which there were no corresponding receipts in 2002.

Operating expenses decreased during the three and six months ended June 30, 2002 as compared to the same periods in 2001, primarily due to expenses incurred in the second quarter of 2001 in connection with marketing the engines for sale.

Administrative and other expenses increased during the three and six months ended June 30, 2002, as compared to the same periods in 2001, primarily due to an increase in legal fees during 2002 primarily incurred to comply with an SEC prompted court order related to transfers of units to entities owned by George Hoffman.

Liquidity and Cash Distributions

Liquidity - PIMC, the General Partner, has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the six months ended June 30, 2002 and 2001 were $1,054,556 and $843,646, respectively. Cash distributions per Limited Partnership unit for the six months ended June 30, 2002 and 2001 were $6.25, and $5.00 respectively. The timing and amount of the final cash distribution to partners is not yet known and will depend upon the Partnership's future cash requirements and the timing of the sale and amount of proceeds from the sale of its remaining inventory of spare parts including one engine.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the "Partnership") 2001 Annual Report to the Securities and Exchange Commission ("SEC") on Form 10-K ("Form 10-K") and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q ("Form 10-Q") for the period ended March 31, 2002, there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada - On March 20, 2002, the receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors issued a check for 3,250 Canadian
Dollars (approximately $2,053 U.S. Dollars) to the GECAS Parties (GE Capital Aviation Services, Inc., as agent for Polaris Holding Company, General Electric Capital Leasing Canada, Inc. and the Partnership), and of this amount, 277
Canadian Dollars (approximately $175 U.S. Dollars) will be paid to the Partnership prior to the end of the third quarter. Additionally, the GECAS Parties received a final payment from the receiver on May 7, 2002 in the amount of 5,188 Canadian Dollars (approximately $3,278 U.S. Dollars), and of this amount, 442 Canadian Dollars (approximately $279 U.S. Dollars) will be paid to the Partnership prior to the end of the quarter ending September 30, 2002.

Other Proceedings - Item 10 of Part III of the Partnership's  2001 Form 10-K and
Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q for the period ended March 31, 2002 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.       Exhibits and Reports on Form 8-K

a)       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         99.1 Certification of President.

         99.2 Certification of Chief Financial Officer.

b)       Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed. As described in greater detail in Item 4 of the Current Report on Form 8-K dated August 1, 2002 and first filed by the Partnership on or about August 2, 2002, the Partnership adopted a resolution dismissing Arthur Andersen LLP ("Andersen") as the Partnership's auditors and appointed Ernst & Young LLP to replace Andersen.

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

                              POLARIS AIRCRAFT INCOME FUND I
                              (Registrant)
                              By:  Polaris Investment
                                   Management Corporation,
                                   General Partner




      August 19 , 2002             By:  /S/Stephen E. Yost
    --------------------                ----------------------------------------
                                        Stephen E. Yost, Chief Financial Officer