Form 10-Q
period 2002-09-30
POLARIS AIRCRAFT INCOME FUND I
filed 2002-11-14
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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





                       This document consists of 18 pages.

                         POLARIS AIRCRAFT INCOME FUND I

          FORM 10-Q - For the Quarterly Period Ended September 30, 2002




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 2002 and
                  December 31, 2001...........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 2002 and 2001...........................4

              c)  Statements of Changes in Partners' Capital
                  - Year Ended December 31, 2001
                  and Nine Months Ended September 30, 2002....................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 2002 and 2001...........................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........10

         Item 4.      Controls and Procedures................................11




Part II.      Other Information

         Item 1.      Legal Proceedings......................................12

         Item 6.      Exhibits and Reports on Form 8-K.......................13

         Signature...........................................................14

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.........................................................15

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS

                                                     September 30,  December 31,
                                                         2002           2001
                                                         ----           ----
                                                      (Unaudited)
                                                      -----------
ASSETS:

CASH AND CASH EQUIVALENTS                             $1,146,779    $2,445,482
                                                      ----------    ----------

        Total Assets                                  $1,146,779    $2,445,482
                                                      ==========    ==========



LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                 $   21,930    $   38,214

ACCOUNTS PAYABLE AND ACCRUED
LIABILITIES                                              354,184       368,821
                                                      ----------    ----------

        Total Liabilities                                376,114       407,035
                                                      ----------    ----------

PARTNERS' CAPITAL:

   General Partner                                        33,764       134,953
   Limited Partners, 168,707 units (168,729 in
      2001) issued and outstanding                       736,901     1,903,494
                                                      ----------    ----------

        Total Partners' Capital                          770,665     2,038,447
                                                      ----------    ----------

        Total Liabilities and Partners' Capital       $1,146,779    $2,445,482
                                                      ==========    ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                         -------------         -------------

                                       2002        2001      2002         2001
                                       ----        ----      ----         ----
REVENUES:
   Gain on Sale of Aircraft
     Engines                        $    --     $  41,250  $    --     $  41,250
   Other income - Maintenance
     reserves                            --          --         --       631,316
   Interest                             4,911      19,389     16,663      60,008
   Lessee settlements (Notes 5
     & 6)                                 453        --          453      85,667
                                    ---------   ---------  ---------   ---------

           Total Revenues               5,364      60,639     17,116     818,241
                                    ---------   ---------  ---------   ---------

EXPENSES:
   Operating expenses                    --         1,600       --         5,900
   Administration and other            28,935      36,015    113,169     102,137
                                    ---------   ---------  ---------   ---------

           Total Expenses              28,935      37,615    113,169     108,037
                                    ---------   ---------  ---------   ---------

NET INCOME (LOSS)                   $ (23,571)  $  23,024  $ (96,053)  $ 710,204
                                    =========   =========  =========   =========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER           $   5,075   $     230  $  15,984   $  91,459
                                    =========   =========  =========   =========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS              $ (28,646)  $  22,794  $(112,037)  $ 618,745
                                    =========   =========  =========   =========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                 $   (0.17)  $    0.14  $   (0.66)  $    3.67
                                    =========   =========  =========   =========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                           Year Ended December 31, 2001 and
                                         Nine Months Ended September 30, 2002
                                         ------------------------------------

                                          General       Limited
                                          Partner       Partners       Total
                                          -------       --------       -----


Balance, December 31, 2000              $   137,474   $ 2,152,316   $ 2,289,790

   Net income                                91,217       594,824       686,041

   Cash distributions to partners           (93,738)     (843,646)     (937,384)
                                        -----------   -----------   -----------

Balance, December 31, 2001                  134,953     1,903,494     2,038,447

   Net income (loss) (Unaudited)             15,984      (112,037)      (96,053)

   Cash distribution to partners
     (Unaudited)                           (117,173)   (1,054,556)   (1,171,729)
                                        -----------   -----------   -----------

Balance, September 30, 2002
  (Unaudited)                           $    33,764   $   736,901   $   770,665
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                          2002          2001
                                                          ----          ----
OPERATING ACTIVITIES:
   Net income (Loss)                                $   (96,053)  $   710,204
   Adjustments to reconcile net income (loss) to
      net cash (used in) provided by operating
        activities:
      Gain on Sale of Aircraft Engines                     --         (41,250)
      Changes in operating assets and liabilities:
        Decrease in other assets                           --           6,297
        Decrease in payable to affiliates               (16,284)      (44,175)
        Increase (decrease) in accounts payable
           and accrued liabilities                      (14,637)        3,973
        Decrease in maintenance reserves                   --        (631,316)
                                                    -----------   -----------

           Net cash (used in) provided by
             operating activities                      (126,974)        3,733
                                                    -----------   -----------

INVESTING ACTIVITIES:
    Proceeds from Sale of Aircraft Engines                 --         900,000
                                                    -----------   -----------

           Net cash provided by investing
             activities                                    --         900,000
                                                    -----------   -----------

FINANCING ACTIVITIES:
    Cash distributions to partners                   (1,171,729)     (937,383)
                                                    -----------   -----------

           Net cash used in financing activities     (1,171,729)     (937,383)
                                                    -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                       (1,298,703)      (33,650)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                2,445,482     2,469,034
                                                    -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $ 1,146,779   $ 2,435,384
                                                    ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Organization and the Partnership

Polaris Aircraft Income Fund I (the "Partnership") was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. It will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The offering of Limited Partnership units terminated on December 31, 1985, at which time the Partnership had sold 168,729 units of $500, representing $84,364,500. All unit holders were admitted to the Partnership on or before January 1, 1986. During the nine months ended September 30, 2002, 22 units were abandoned. At September 30, 2002, there were 168,707 units outstanding.

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

At September 30, 2002, the Partnership owned certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The remaining inventory of spare parts, including one engine, has been made available for sale such that the Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur because the General Partner is unable to predict when all of the Partnership's remaining assets will be sold. These spare parts are carried at a book value of zero as of September 30, 2002.


2.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly the Partnership's balance sheets, results of operations, and cash flows. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission ("SEC") Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP"). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2001, 2000, and 1999 included in the Partnership's 2001 Annual Report to the SEC on Form 10-K.


3.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the General Partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                   Payments made during the
                                      Three Months Ended          Payable at
                                      September 30, 2002      September 30, 2002
                                      ------------------      ------------------


Out-of-Pocket Operating Expense
    Reimbursement                          $10,448                 $  --

Out-of-Pocket Administrative Expense
    Reimbursement                           20,331                  21,930
                                           -------                 -------

                                           $30,779                 $21,930
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

5.       CanAir Bankruptcy Settlement

On June 27, 2001, the Partnership received $8,897 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. Final payments relating to this matter amounting to $453 were received during the quarter ended September 30, 2002.


6.       Braniff Bankruptcy Settlement

On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of PIMC, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims.


7.       Engine Lease Expiration

The lease for the three JT8D-9A engines to Royal Aviation, Inc. and Royal Cargo, Inc. (collectively, "Royal Aviation") expired on August 31, 2000. The engines were returned on September 7, 2000 and a security deposit of $45,000 was refunded to Royal Aviation on November 21, 2000. The Partnership ceased depreciating these assets and reported these assets at the lower of carrying amount or fair value less cost to sell as of December 31, 2000. Due to the fact that the Partnership decided to sell the engines in an as-is-where-is condition in June 2001, the net maintenance reserve balance of $631,316 was taken into income during the quarter ended June 30, 2001. The Partnership subsequently sold the engines to Aeroturbine, Inc. on an as-is-where-is basis in July 2001, as discussed below.


8.       Sale of Engines

On July 19, 2001 the Partnership sold the three remaining JT8D-9A engines to Aeroturbine, Inc., on an as-is-where-is basis for $900,000. The Partnership received the proceeds for these engines in the third quarter of 2001. This sale resulted in a gain of $41,250.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

At September 30, 2002, Polaris Aircraft Income Fund I (the "Partnership") owned certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. The remaining inventory of spare parts, including one engine, has been made available for sale such that the Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur because the General Partner is unable to predict when all of the Partnership's remaining assets will be sold. These spare parts are carried at a book value of zero as of September 30, 2002.


Partnership Operations

The Partnership recorded net loss of $23,571, or $0.17 per limited partnership unit, for the three months ended September 30, 2002, compared to net income of $23,024, or $0.14 per limited partnership unit, for the same period in 2001. The Partnership recorded net loss of $96,053, or $0.66 per limited partnership unit, for the nine months ended September 30, 2002, compared to net income of $710,204, or $3.67 per limited partnership unit, for the same period in 2001. For the nine months ended September 30, 2002 the decline in operating results was primarily due to the winding down of operations for the Partnership, as the remaining spare parts as of December 31, 2001 have not been sold as of September 30, 2002.

During the third quarter of 2001, the Partnership sold three engines and recognized a gain of $41,250. There were no sales of aircraft engines recognized during 2002.

Other income decreased for the nine months ended September 30, 2002 as compared to the same period in 2001 primarily due to maintenance reserves that were recognized as income during the second quarter of 2001. During the second quarter of 2001, the Partnership held engines that were marketed for sale on an as-is-where-is basis and there was no further need to hold the maintenance reserves. As a result, the maintenance reserves as of that time were recognized as income during the second quarter of 2001. There was no similar income in 2002.

Interest income decreased during the three and nine months ended September 30, 2002, as compared to the same periods in 2001 primarily due to lower interest rates and a decrease in the average cash balances, primarily due to distributions.

Lessee settlements decreased during the nine months ended September 30, 2002, as compared to the same period in 2001, primarily due to the receipt of $76,770 on January 16, 2001 related to the Braniff bankruptcy and $8,897 on June 27, 2001 related to the CanAir bankruptcy. During the period ended September 30, 2002, $453 was received related to the CanAir bankruptcy.

Operating expenses decreased during the three and nine months ended September 30, 2002 as compared to the same periods in 2001, primarily due to expenses incurred in the second quarter of 2001 in connection with marketing the engines for sale.

Administrative and other expenses decreased during the three months ended September 30, 2002, as compared to the same period in 2001, primarily due to a decrease in tax accounting fees and a decrease in printing and postage expenses.

Administrative and other expenses increased during the nine months ended September 30, 2002, as compared to the same period in 2001, primarily due to an increase in legal fees during 2002 primarily incurred to comply with an SEC prompted court order related to transfers of units to entities owned by an investor.


Liquidity and Cash Distributions

Liquidity - PIMC, the General Partner, has decided that the Partnership should maintain cash reserves as a prudent measure to ensure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the nine months ended September 30, 2002 and 2001 were $1,054,556 and $843,646, respectively. Cash distributions per Limited Partnership unit for the nine months ended September 30, 2002 and 2001 were $6.25, and $5.00 respectively. The timing and amount of the final cash distribution to partners is not yet known and will depend upon the Partnership's future cash requirements and the timing of the sale and amount of proceeds from the sale of its remaining inventory of spare parts including one engine.

Item 4.       Controls and Procedures

PIMC management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the "Partnership") 2001 Annual Report to the Securities and Exchange Commission ("SEC") on Form 10-K ("Form 10-K") and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q ("Form 10-Q") for the period ended June 30, 2002, there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

CanAir Cargo Ltd. ("CanAir") Order under the Companies' Creditors Arrangement Act of Canada - On March 20, 2002, the receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors issued a check for 3,250 Canadian Dollars (approximately $2,053 U.S. Dollars) to the GECAS Parties (GE Capital Aviation Services, Inc., as agent for Polaris Holding Company, General Electric Capital Leasing Canada, Inc. and the Partnership), and of this amount, 277 Canadian Dollars (approximately $174 U.S. Dollars) was paid to the Partnership on September 26, 2002. Additionally, the GECAS Parties received a final payment from the receiver on May 7, 2002 in the amount of 5,188 Canadian Dollars (approximately $3,278 U.S. Dollars), and of this amount, 442 Canadian Dollars (approximately $279 U.S. Dollars) was paid to the Partnership on September 26, 2002.

Other Proceedings - Item 10 of Part III of the Partnership's  2001 Form 10-K and
Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q for the period ended June 30, 2002 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. Except as described in the last sentence below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

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

complaints seek to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The California actions have been settled. An additional settlement was entered into with certain plaintiffs who had refused to participate in the first settlement. Plaintiffs' counsel advised the Court that they would withdraw from representing the remaining plaintiffs -- approximately 330 -- who refused to participate in either of the settlements. In July, 2000, plaintiffs' counsel submitted to the Court motions to withdraw as counsel of record for all of the actions. The Court indicated that it would grant such motions and thereafter would consider dismissing each of the actions if no plaintiff came forward to prosecute. On August 2, 2001, the Court conducted a series of status conferences in connection with each of the twelve California actions and at the conferences dismissed most of the remaining plaintiffs in those actions. On November 9, 2001, defendants moved for summary judgment against most of the remaining plaintiffs based upon a settlement and bar order entered in a multi-district litigation in 1997. On March 1, 2002 the judge granted the defendants' summary judgment motions. On August 15, 2002, the judge entered a judgment of dismissal in each of the California actions.


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

                               POLARIS AIRCRAFT INCOME FUND I
                               (Registrant)
                               By:   Polaris Investment
                                     Management Corporation,
                                     General Partner




      November 12, 2002             By: /S/Stephen E. Yost
    ---------------------               ----------------------------------------
                                        Stephen E. Yost, Chief Financial Officer

                         POLARIS AIRCRAFT INCOME FUND I

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, William R. Carpenter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Polaris Aircraft Income Fund I;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:    Polaris Investment Management Corporation,
       General Partner
/s/ William R. Carpenter
------------------------
William R. Carpenter
President

CERTIFICATION
-------------

I, Stephen E. Yost, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Polaris Aircraft Income Fund I;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:    Polaris Investment Management Corporation,
       General Partner
/s/ Stephen E. Yost
-------------------
Stephen E. Yost
Chief Financial Officer