Form 10-Q/A
period 2002-06-30
POLARIS AIRCRAFT INCOME FUND I
filed 2002-12-12
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   -----------
                                   FORM 10-Q/A
                                   -----------




          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

          X   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---  SECURITIES EXCHANGE ACT OF 1934

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








                       This document consists of 18 pages.

As described in Part I, Item 1. a) of The Polaris Aircraft Income Fund I's (the "Partnership") Quarterly Report on Form 10-Q ("Form 10-Q") for the period ended June 30, 2002, such Quarterly Report was filed on an incomplete basis as the Partnership had been unable to obtain access to documents in the possession of Arthur Andersen, the previous Certifying Accountant, in order to provide such documents to Ernst & Young LLP, the Partnership's new Certifying Accountant. As a result, Ernst & Young LLP was unable to complete their timely quarterly review in accordance with Statements of Auditing Standards No. 71.

The purpose of filing this Quarterly Report on Form 10-Q/A is to notify the Securities and Exchange Commission that Ernst & Young LLP has completed their quarterly review of the financial statements contained in the filed Form 10-Q for the period ended June 30, 2002. The Polaris Aircraft Income Fund I has not recorded any adjustments to the financial statements included in the Form 10-Q as a result of the completion of Ernst & Young LLP's review and are refiling such financial statements under this Form 10-Q/A.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended June 30, 2002




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements (Unaudited)

              a)  Balance Sheets - June 30, 2002 and
                  December 31, 2001...........................................4

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 2002 and 2001................................5

              c)  Statements of Changes in Partners' Capital
                  - Year Ended December 31, 2001
                  and Six Months Ended June 30, 2002..........................6

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 2002 and 2001................................7

              e)  Notes to Financial Statements...............................8

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........11

         Item 4.      Controls and Procedures................................12



Part II.      Other Information

         Item 1.      Legal Proceedings......................................13

         Item 6.      Exhibits and Reports on Form 8-K.......................13

         Signature    .......................................................14

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley
         Act of  2002........................................................15

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

                                 POLARIS AIRCRAFT INCOME FUND I
                                 (Registrant)
                                 By: Polaris Investment
                                     Management Corporation,
                                     General Partner




     December 9, 2002               By: /S/Stephen E. Yost
--------------------------              -----------------------------------
                                        Stephen E. Yost, Chief Financial Officer

                         POLARIS AIRCRAFT INCOME FUND I

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION
-------------

I, William R. Carpenter, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Polaris Aircraft Income Fund I;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this amended quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

         c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002

By:    Polaris Investment Management Corporation,
       General Partner

/s/ William R. Carpenter
------------------------

William R. Carpenter
President

CERTIFICATION
-------------

I, Stephen E. Yost, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Polaris Aircraft Income Fund I;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this amended quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

         c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002

By:    Polaris Investment Management Corporation,
       General Partner

/s/ Stephen E. Yost
-------------------

Stephen E. Yost
Chief Financial Officer