Form 10-K
period 2002-12-31
POLARIS AIRCRAFT INCOME FUND I
filed 2003-03-31
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K
                              --------------------

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                       ---     ---

No formal market exists for the units of Limited Partnership interest and therefore there exists no aggregate market value at December 31, 2002.

                    Documents incorporated by reference: None

                       This document consists of 38 pages.

                                     PART I

Item 1.       Business

Polaris Aircraft Income Fund I (PAIF-I or the Partnership) was formed primarily to purchase and lease used commercial jet aircraft in order to provide distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-I was organized as a California Limited Partnership on June 27, 1984 and will terminate no later than December 2010. As of December 31, 2002, the only assets remaining were cash and spare parts in inventory, which includes one engine. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur because Polaris Investment Management Corporation (PIMC or the General Partner) is unable to predict when all of the Partnership's remaining assets will be sold. As discussed in Note 10 to the financial statements, as of March 21, 2003, a letter of intent has been signed to sell this inventory subject to certain inspections. These spare parts are carried at a book value of zero as of December 31, 2002.

PAIF-I has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other Limited Partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, theGeneral Partner, and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation
(PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of aircraft management services to third parties, including without limitation Airplanes Group, together with its subsidiaries (APG), which leases and sells aircraft.


Item 2.       Properties

At December 31, 2002, the Partnership owned certain inventoried parts, which included one engine, out of its original portfolio of eleven aircraft. Three JT8D-9A engines previously leased to Royal Aviation were redelivered to the Partnership on September 7, 2000 upon the expiration of the lease. These engines were sold to Aeroturbine, Inc. on July 19, 2001, on an as-is-where-is basis for $900,000.


Item 3.       Legal Proceedings

Markair, Inc. (Markair) Bankruptcy - As previously reported in the Partnership's 2001 Form 10-K, Markair commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On June 11, 1992, the Partnership filed a proof of claim in the case to recover damages for past due rent and for Markair's failure to meet return conditions with respect to the Partnership's aircraft that were leased by Markair. In August 1993, the Bankruptcy Court approved a plan of reorganization for Markair and a stipulation allowing the Partnership to retain the security deposits and maintenance reserves previously posted by Markair, and an unsecured claim against Markair for $445,000. The unsecured claim was converted to subordinated debentures during 1994, and Markair subsequently defaulted on its payment obligations on such debentures. On April 14, 1995, Markair commenced new reorganization proceedings under Chapter 11 of the United

States Bankruptcy Code in the United States Bankruptcy Court for the Third District of Alaska. On October 25, 1995, Markair converted its Chapter 11 reorganization proceeding into a proceeding under Chapter 7 of the United States Bankruptcy Code in the same court. The trustee, Key Bank of Washington, took steps to protect the interests of the debenture holders, including the Partnership, by filing proofs of claim in this proceeding. The Partnership has not received any distribution from the bankrupt estate on the proofs of claim. There have been no material developments with respect to this proceeding during the period covered by this report.

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

In May of 1998, Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of PIMC, of which $138,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of PIMC, of which $58,154 was allocated to the Partnership based on its pro rata share of the total claims. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of PIMC, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims. Braniff's bankrupt estate has made its final distribution and this matter is now closed.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, this action was filed in the District Court of Harris County, Texas against PIMC, Polaris Securities Corporation (PSC), PHC, PALC, the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, GE Capital, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. The trial date for this action was set and rescheduled by the trial court several times, and on September 2, 1999, the court granted a stay of this action pending the submission of the remaining plaintiffs' claims to arbitration. Subsequently, several of the plaintiffs filed a motion with the Court to dismiss their claims, which the court granted.

On June 5, 2001, the remaining plaintiffs who did not ask the court to dismiss their claims, Gerald and Judy Beckman, made a motion to retain the case on the docket of the District Court of Harris County, Texas with respect to their purported claims against all defendants except Prudential Insurance Company of America and James J. Darr. On June 27, 2001, the Court entered a docket control order providing for a schedule for discovery and a trial date of December 3, 2001. On October 17, 2001, the remaining plaintiffs entered into a settlement agreement with PIMC, PSC, PHC, PALC, the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, and GE Capital. The Partnership did not contribute to the settlement payments and has no further liability in respect of such matter. On December 11, 2002 the court entered an order non-suiting this action as to the remaining plaintiffs and accordingly the case has been finally disposed.

CanAir Cargo Ltd. (CanAir) Order under the Companies' Creditors Arrangement Act of Canada - On July 28, 1997, CanAir obtained an order under the Companies' Creditors Arrangement Act of Canada (the CCAA Order) from the Ontario Court of Justice, General Division. The CCAA Order restrained CanAir's creditors, including lessors, from exercising any rights arising from CanAir's default or non-performance of its obligations until October 28, 1997 or further order of the court. CanAir leased three engines from the Partnership, and a total of five aircraft from PHC and General Electric Capital Leasing Canada, Inc. (GECL Canada). CanAir had defaulted on its July and August 1997 engine rent and maintenance reserve payment obligations to the Partnership. On August 22, 1997, GECAS, as agent for PHC, GECL Canada and the Partnership (collectively, the GECAS Parties), entered into an Aircraft Lease Purchase Agreement with Royal Aviation Inc. and Royal Cargo Inc. for the transfer of CanAir's future lease obligations to Royal Aviation Inc.

At December 31, 1999, CanAir owed the GECAS Parties a total of approximately $1.5 million. Of this amount, approximately $30,365 was owed to the Partnership under the engine lease, exclusive of accrued interest and maintenance reserve payment obligations.

The receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors sold the remaining five Convair 280 aircraft owned by CanAir, as well as all of CanAir's other assets, including spare parts and accounts receivable. A portion of the sale proceeds have been distributed to CanAir's creditors, including the GECAS Parties. The Partnership received settlement in connection with its pro rata share of the CanAir bankruptcy in four separate payments from GECAS, subsequent to GECAS' receipt of payments from the receiver. Of the amounts received by the GECAS parties, the Partnership was allocated an aggregate amount of $70,863.

On February 15, 2000, the Partnership received the settlement of $61,513 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. A portion of the proceeds was treated as a recovery of previously reserved rents receivable. The allowance for credit losses of $30,365 was reversed and is included in "Lessee settlement and other" in the statement of operations.

On March 29, 2001, the receiver issued a check for 620,116 Canadian Dollars (approximately $397,122 U.S. Dollars) to GECAS on behalf of the GECAS Parties. The Partnership's pro rata share of this distribution is approximately $34,361 U.S. Dollars. After deducting the legal fees related to this matter, out of the latest distribution, the Partnership received a net pro rata share of $8,897 U.S. Dollars on June 27, 2001. This amount is included in "Lessee settlement and other" in the statement of operations.

On March 20, 2002, the receiver issued a check for 3,250 Canadian Dollars (approximately $2,053 U.S. Dollars) to the GECAS Parties, and of this amount, 277 Canadian Dollars (approximately $174 U.S. Dollars) was paid to the Partnership on September 26, 2002. Additionally, the GECAS Parties received a final payment from the receiver on May 7, 2002 in the amount of 5,188 Canadian

Dollars  (approximately  $3,278 U.S. Dollars),  and of this amount, 442 Canadian
Dollars (approximately $279 U.S. Dollars) was also paid to the Partnership on September 26, 2002. These amounts are included in "Lessee settlement and other" in the statement of operations.

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

b)       Number of Security Holders:

                                                   Number of Record Holders
         Title of Class                            as of December 31, 2002
         ------------------                  -----------------------------------

         Limited Partnership Interest:                       6,098

         General Partnership Interest:                           1

c)       Dividends:

         Distributions of cash from operations commenced in 1987. The Partnership made cash distributions to Limited Partners of $1,054,556 and $843,646 or $6.25 and $5.00 per Limited Partnership unit during 2002 and 2001, respectively.

Item 6.       Selected Financial Data

                                                   For the years ended December 31,
                                                   --------------------------------

                                 2002            2001             2000            1999           1998
                                 ----            ----             ----            ----           ----

Revenues                     $   21,224      $  833,068      $  475,931      $   764,665     $1,464,953

Net Income (Loss)            $ (131,582)     $  686,041      $  272,372      $   600,019     $1,304,160

Net Income (Loss)
  allocated to Limited
  Partners                   $ (151,278)     $  594,824      $  264,054      $   594,019     $1,053,059

Net Income (Loss) per
  Limited Partnership Unit   $    (0.90)     $     3.53      $     1.57      $      3.52     $     6.24

Cash Distributions per
  Limited Partnership
  Unit                       $     6.25      $     5.00      $     5.00      $     14.75     $     8.00

Limited Partnership Units       168,697         168,729         168,729          168,729        168,729

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*          $     6.25      $     5.00      $     5.00      $    14.75      $     8.00

Total Assets                 $1,112,318      $2,445,482      $3,334,081      $5,090,421      $7,361,736

Partners' Capital            $  735,136      $2,038,447      $2,289,790      $2,954,801      $5,120,063


* Total cumulative distributions of cash per Limited Partnership Unit has not yet reached $500, hence all Cash Distributions thus far have been considered to be a return of capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial reporting depend. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Since the Partnership is in its liquidation stage, there are no accounting policies that the General Partner considers to be critical.

Business Overview

At December 31, 2002, Polaris Aircraft Income Fund I (the Partnership) owned certain inventoried aircraft parts, which included one engine with a book value of $-0-, out of its original portfolio of eleven aircraft. The three JT8D-9A engines that were leased to Royal Aviation and were redelivered to the Partnership on September 7, 2000 were sold on July 19, 2001 to Aeroturbine, Inc. on an as-is-where-is basis for $900,000.


Industry Update

Demand for Aircraft - At year end 2002, there were approximately 17,500 western built passenger and freighter jet aircraft in the world fleet. As a result of a slowdown in travel that began in the spring of 2001 as well as the large shift in travel levels in the wake of the September 11th tragedy, 2,100 of those aircraft are currently stored or out of active service. Air travel as measured by global revenue passenger miles for 2002 is expected to be 1-2% less than the poor results from the year 2001 when the final numbers are compiled. 2003 traffic levels are expected to show growth from this low base, but many uncertainties remain. The war with Iraq and continued threat of global terrorism continue to impact traffic levels as does the sluggish economy. While production rates for new aircraft are coming down and retirements of older aircraft are increasing, the number of surplus aircraft is still at record levels.

The unprecedented and worldwide decrease in demand has had profound implications to airlines as well as aircraft owners and manufacturers. Airlines are still experiencing huge losses, and are struggling to match capacity and pricing to demand. Manufacturers have attempted to deliver the aircraft that were in the backlog and the modest orders in 2002 and achieve some stability in their production lines. Trading values and lease rates have declined further, particularly on older aircraft as the demand shock took a cyclical downturn into a deep trough. The bankruptcy of two of the largest carriers in the world, subsequent aircraft availability and renegotiation of terms has just added to an already bad situation. As manufacturers reduce production, airlines accelerate retirements of older aircraft, and a recovering air travel market begins to reduce the aircraft surplus, this cyclical downturn is expected to reverse itself and the market is expected to return to a stable condition. This will take more time as manufacturers cannot drop production overnight and owners will be reluctant to scrap aircraft that they own despite the lack of a current market for them.

Low cost carriers are the only ones able to prosper in this environment of commoditized airfare pricing. The bulk of the orders that were actually placed during 2002 came from those carriers like Easyjet. Asia is another bright spot where the traffic levels have been least impacted by the terrorism in the US and the economic downturn.

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

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft no longer meet FAA operational requirements, having been phased-out under the rules discussed below. Stage 3 aircraft are the most quiet and are the standard for all new aircraft.

Other countries have also adopted noise policies. The European Union (EU) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990, with all Stage 2 aircraft phased-out by the year 2002. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002. Legislation had been drafted and was under review by the EU for sometime to adopt anti-hushkitting regulations within member states. The legislation sought to ban hushkitted aircraft from being added to member states registers and precluded all operation of hushkitted aircraft within the EU after certain specific dates. Due to criticism by the US Government, the enactment of this legislation has been deferred twice and it is now uncertain if it will ever be enacted. However, the effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.


Remarketing Update

The Partnership has made the engine along with the remaining inventory of spare parts available for sale, and intends to liquidate in an orderly manner all assets and then make a final distribution; however, it is uncertain when this liquidation will occur because the General Partner is unable to predict when all of the Partnership's remaining assets will be sold. As discussed in Note 10 to the financial statements, as of March 21, 2003, a letter of intent has been signed to sell this inventory subject to certain inspections.


Partnership Operations

The Partnership reported net loss of $131,582 or $0.90 per Limited Partnership unit for the year ended December 31, 2002 as compared to net income of $686,041 and $272,372 or $3.53 and $1.57, per Limited Partnership unit for the years ended December 31, 2001, and 2000, respectively. Operating results decreased in 2002 as compared to 2001 primarily due to the recognition of maintenance reserve income and a gain from the sale of engines in 2001, as well as decreases in lessee settlements and interest income, and higher administrative expenses, partially offset by a decrease in operating expenses. Operating results increased in 2001 as compared to 2000 primarily due to the release of maintenance reserves to income, gain on the sale of three engines, and a decrease in depreciation, management fees and operating expenses, partially offset by a decrease in rental income and interest income.

There was no rent from operating leases received during in 2002 and 2001 as the last remaining assets on operating lease, three engines leased to Royal Aviation, were returned upon lease expiration in August 2000. The rent from operating leases for 2000 is due to the engine leases.

Interest income decreased in 2002 as compared to 2001, as well as in 2001 as compared to 2000 primarily due to a decrease in the cash reserves as a result of distributions of excess cash reserves to the partners.

Gain on sale of engines during 2001 was due to the sale of the three engines that were on lease to Royal Aviation. There were no such sales in 2002 or in 2000.

Lessee settlement and other consisted of the final payments relating to claims associated with CanAir Cargo Ltd (CanAir) defaults in 2002; payments of $76,770 in connection with Braniff's bankruptcy and $8,897 associated with CanAir in 2001; and payment of $61,513 associated with CanAir in 2000.

During 2001, $631,316 of maintenance reserves were released to income. The Partnership's three engines were sold on July 19, 2001 on an as-is-where-is basis resulting in no further need to hold maintenance reserves. There was no such income in 2002 or 2000.

Depreciation expense decreased to $-0- during 2002 and 2001, as compared to $11,250 in 2000, as a result of the expiration of the final engine leases in August 2000. At the expiration of the leases, the engines were redelivered to the Partnership and subsequently sold.

Management fees decreased to $-0- during 2002 and 2001, as compared to $12,000 in 2000, primarily due to the expiration of the engine leases to Royal Aviation in August 2000.

Operating expenses decreased in 2002 as compared to 2001 primarily as a result of expenses in 2001 related to preparing the three JT8D-9A engines for sale. Operating expenses decreased in 2001 as compared to 2000 primarily as a result of shipping and inspection fees paid in connection with the return of the three engines to the Partnership in 2000.

Administration and other expense increased in 2002 as compared to 2001 and 2000 primarily due to an increase in legal fees incurred to comply with an SEC prompted court order related to transfers of units to entities owned by an investor. There were expenses incurred during 2001 associated with the TWA Bankruptcy, which partially offset the increase in legal fees in 2002 on a comparative basis.

Liquidity and Cash Distributions

Liquidity - PIMC has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.


Cash Distributions - Cash distributions to Limited Partners during 2002, 2001 and 2000 were $1,054,556, $843,646, and $843,645, respectively. Cash distributions per Limited Partnership unit were $6.25, $5.00, and $5.00 during 2002, 2001 and 2000, respectively. The timing and amount of the final cash distribution to partners is not yet known and will depend upon the Partnership's future cash requirements and the timing of the sale and amount of proceeds from the sale of its remaining inventory of spare parts including one engine.

The Partnership does not have any material off balance sheet commitments or obligations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about market risk disclosures involves forward-looking statements. Market risks may include exposure to changes in equity prices, interest rates and foreign currency exchange rates. Actual results could differ materially from those projected in the forward-looking statements. The Partnership does not use derivative financial instruments for speculative, trading or any other purpose.

Equity Price Risk - The potential for changes in the market value of marketable securities is referred to as "market risk". The Partnership does not own any marketable securities.

Interest Rate Risk - Exposure to market risk resulting from changes in interest rates relates primarily to the Partnership's lease portfolio. Income and cash flows would not be impacted by changes in the general level of U.S. interest rates since the Partnership's leases are fixed rate. The General Partner would not expect an immediate 10% increase or decrease in current interest rates to have a material effect on the fair market value of the Partnership's lease portfolio.

Foreign Currency Risk - The Partnership does not have any foreign currency denominated assets or liabilities or purchase commitments and has not entered into any foreign currency contracts. Accordingly, the Partnership is not exposed to fluctuations in foreign currency exchange rates.

Item 8.       Financial Statements and Supplementary Data








                         POLARIS AIRCRAFT INCOME FUND I






              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND 2001


            AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                TOGETHER WITH THE


                         REPORT OF INDEPENDENT AUDITORS

                                              REPORT OF INDEPENDENT AUDITORS



The Partners
Polaris Aircraft Income Fund I

We have audited the accompanying balance sheet of Polaris Aircraft Income Fund I (a California limited partnership) as of December 31, 2002, and the related statements of operations, changes in partners' capital and cash flows for year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund I as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.




                                                           /s/ Ernst & Young LLP


San Francisco, California,
February 5, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Polaris Aircraft Income Fund I's filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.






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



                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
    February 1, 2002

                         POLARIS AIRCRAFT INCOME FUND I

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                                             2002        2001
                                                             ----        ----

ASSETS:

CASH AND CASH EQUIVALENTS                                 $1,112,318  $2,445,482
                                                          ----------  ----------

       Total Assets                                       $1,112,318  $2,445,482
                                                          ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL :

PAYABLE TO AFFILIATES                                     $    9,253  $   38,214

ACCOUNTS PAYABLE AND ACCRUED
LIABILITIES                                                  367,929     368,821
                                                          ----------  ----------

       Total Liabilities                                     377,182     407,035
                                                          ----------  ----------

PARTNERS' CAPITAL :

  General Partner                                             37,476     134,953
  Limited Partners, 168,697 units (168,729 in 2001)
     issued and outstanding                                  697,660   1,903,494
                                                          ----------  ----------

       Total Partners' Capital                               735,136   2,038,447
                                                          ----------  ----------

       Total Liabilities and Partners' Capital            $1,112,318  $2,445,482
                                                          ==========  ==========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                 2002         2001        2000
                                                 ----         ----        ----
REVENUES:
  Rent from operating leases                  $    --      $    --     $ 240,000
  Interest                                       20,771       74,835     174,418
  Gain on sale of engines                          --         41,250        --
  Lessee settlement and other                       453       85,667      61,513
  Maintenance reserves                             --        631,316        --
                                              ---------    ---------   ---------

       Total Revenues                            21,224      833,068     475,931
                                              ---------    ---------   ---------

EXPENSES:
  Depreciation                                     --           --        11,250
  Management fees to General Partner               --           --        12,000
  Operating                                        --          5,900      36,238
  Administration and other                      152,806      141,127     144,071
                                              ---------    ---------   ---------

       Total Expenses                           152,806      147,027     203,559
                                              ---------    ---------   ---------

NET INCOME (LOSS)                             $(131,582)   $ 686,041   $ 272,372
                                              =========    =========   =========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER                      $  19,696    $  91,217   $   8,318
                                              =========    =========   =========

NET INCOME (LOSS) ALLOCATED
  TO THE LIMITED PARTNERS                     $(151,278)   $ 594,824   $ 264,054
                                              =========    =========   =========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                    $   (0.90)   $    3.53   $    1.57
                                              =========    =========   =========

UNITS USED TO CALCULATE
  NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                      168,697      168,729     168,729

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                          General       Limited
                                          Partner      Partners        Total
                                          -------      --------        -----


Balance, December 31, 1999              $   222,894   $ 2,731,907   $ 2,954,801

    Net income                                8,318       264,054       272,372

    Cash distributions to partners          (93,738)     (843,645)     (937,383)
                                        -----------   -----------   -----------

Balance, December 31, 2000                  137,474     2,152,316     2,289,790

    Net income                               91,217       594,824       686,041

    Cash distribution to partners           (93,738)     (843,646)     (937,384)
                                        -----------   -----------   -----------

Balance, December 31, 2001                  134,953     1,903,494     2,038,447

    Net income (loss)                        19,696      (151,278)     (131,582)

    Cash distribution to partners          (117,173)   (1,054,556)   (1,171,729)
                                        -----------   -----------   -----------

Balance, December 31, 2002              $    37,476   $   697,660   $   735,136
                                        ===========   ===========   ===========


        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                     2002          2001          2000
                                                     ----          ----          ----
OPERATING ACTIVITIES:
   Net income (loss)                             $  (131,582)  $   686,041   $   272,372
   Adjustments to reconcile net income
     (loss) to net cash (used in) provided
     by operating activities:
     Depreciation                                       --            --          11,250
     Gain on sale of engines                            --         (41,250)         --
     Changes in operating assets and
       liabilities:
       Decrease in rent and other receivables           --            --          30,000
       Decrease (increase) in other assets              --           6,297        (6,297)
       Increase (decrease) in payable to
         affiliates                                  (28,961)      (10,690)       37,688
       Increase (decrease) in accounts payable
         and accrued liabilities                        (892)        4,750       (10,618)
       Decrease in security deposits                    --            --         (45,000)
       Decrease in maintenance reserves                 --        (631,316)   (1,073,399)
                                                 -----------   -----------   -----------

         Net cash (used in) provided by
           operating activities                     (161,435)       13,832      (784,004)
                                                 -----------   -----------   -----------

INVESTING ACTIVITIES:
  Net proceeds from sale of engines                     --         900,000          --
                                                 -----------   -----------   -----------

         Net cash provided by investing
           activities                                   --         900,000          --
                                                 -----------   -----------   -----------

FINANCING ACTIVITIES:
  Cash distributions to partners                  (1,171,729)     (937,384)     (937,383)
                                                 -----------   -----------   -----------

         Net cash used in financing
           activities                             (1,171,729)     (937,384)     (937,383)
                                                 -----------   -----------   -----------

CHANGES IN CASH AND CASH
EQUIVALENTS                                       (1,333,164)      (23,552)   (1,721,387)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                2,445,482     2,469,034     4,190,421
                                                 -----------   -----------   -----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                    $ 1,112,318   $ 2,445,482   $ 2,469,034
                                                 ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND I

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


1.       Organization and the Partnership

Polaris Aircraft Income Fund I (PAIF-I or the Partnership) was formed on June 27, 1984 as a California limited partnership for the purpose of acquiring and leasing aircraft. It will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The offering of Limited Partnership units terminated on December 31, 1985, at which time the Partnership had sold 168,729 units of $500, representing $84,364,500. All unit holders were admitted to the Partnership on or before January 1, 1986. During 2002, 32 units were abandoned. There were no units abandoned during 2001. At December 31, 2002, there were 168,697 units outstanding.

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Notes 6 and 7.


2.       Accounting Principles and Policies

Accounting Method - The Partnership maintains its accounting records, and prepares its financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and cash equivalents are stated at cost, which approximates fair value.

Aircraft and Depreciation - On July 19, 2001 the Partnership sold three engines to Aeroturbine, Inc. on an as-is-where-is basis for $900,000. The only remaining non-cash asset is an inventory of spare parts that includes one engine, which has been made available for sale. These assets are carried at book value of zero as of December 31, 2002 and 2001. The Partnership plans to liquidate all its assets and make a final distribution thereafter.

Maintenance Reserves - The Partnership received maintenance reserve payments from certain of its lessees that were either reimbursed to the lessee or applied against certain costs incurred by the Partnership or lessee for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve payments are recognized when received and balances remaining at the termination of the lease, if any, were used by the Partnership to offset required maintenance expenses or recognized as revenue. (See Note 3)

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income Per Limited Partnership Unit - Net income per Limited Partnership unit is based on the Limited Partners' share of net income, allocated in accordance with the Partnership Agreement, and the number of units outstanding for the years ended December 31, 2002, 2001 and 2000.

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


4.       Aircraft and Aircraft Engines

At December 31, 2002, the Partnership owned certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven used commercial jet aircraft. These assets have been fully depreciated. As discussed in Note 10 to the financial statements, as of March 21, 2003, a letter of intent has been signed to sell this inventory subject to certain inspections.

Three Aircraft Engines - On August 31, 2000, a lease for the three JT8D-9A engines to Royal Aviation expired. The engines were returned on September 7, 2000 and a security deposit of $45,000 was refunded to Royal Aviation on November 21, 2000. The Partnership sold these three engines on July 19, 2001 on an as-is-where-is basis for $900,000. The Partnership received the proceeds for these engines in the third quarter of 2001. This sale resulted in a gain of $41,250 that is reflected in the statement of operations.


5.       Claims Related to Lessee Defaults

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

In May of 1998, Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $138,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $58,154 was allocated to the Partnership based on its pro rata share of the total claims. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $76,770 was allocated to the Partnership based on its pro rata share of the total claims. Braniff's bankrupt estate has made its final distribution and this matter is now closed.

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

The receiver appointed by the Ontario Court of Justice on behalf of CanAir's creditors sold the remaining five Convair 280 aircraft owned by CanAir, as well as all of CanAir's other assets, including spare parts and accounts receivable. A portion of the sale proceeds have been distributed to CanAir's creditors, including the GECAS Parties. The Partnership received settlement in connection with its pro rata share of the CanAir bankruptcy in four separate payments from GECAS, subsequent to GECAS' receipt of payments from the receiver. Of the amounts received by the GECAS parties, the Partnership was allocated an aggregate amount of $70,863.

On February 15, 2000, the Partnership received the settlement of $61,513 in connection with the CanAir Bankruptcy Settlement, which is comprised of amounts received for rents, maintenance reserve obligations and accrued interest. A portion of the proceeds was treated as a recovery of previously reserved rents receivable. The allowance for credit losses of $30,365 was reversed and is included in "Lessee settlement and other" in the statement of operations.

On March 29, 2001, the receiver issued a check for 620,116 Canadian Dollars (approximately $397,122 U.S. Dollars) to GECAS on behalf of the GECAS Parties. The Partnership's pro rata share of this distribution is approximately $34,361 U.S. Dollars. After deducting the legal fees related to this matter, out of the latest distribution, the Partnership received a net pro rata share of $8,897 U.S. Dollars on June 27, 2001. This amount is included in "Lessee settlement and other" in the statement of operations.

On March 20, 2002, the receiver issued a check for 3,250 Canadian Dollars (approximately $2,053 U.S. Dollars) to the GECAS Parties, and of this amount, 277 Canadian Dollars (approximately $174 U.S. Dollars) was paid to the Partnership on September 26, 2002. Additionally, the GECAS Parties received a final payment from the receiver on May 7, 2002 in the amount of 5,188 Canadian Dollars (approximately $3,278 U.S. Dollars), and of this amount, 442 Canadian
Dollars (approximately $279 U.S. Dollars) was also paid to the Partnership on September 26, 2002. These amounts are included in "Lessee settlement and other" in the statement of operations.

6.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

     a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases of the Partnership, payable upon receipt of the rent. In 2002, 2001 and 2000, the Partnership paid management fees to PIMC of $-0-, $-0-, and $15,018, respectively.

     b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. In 2002, 2001 and 2000, $174,353, $89,435, and $158,083 were reimbursed by the
         Partnership to PIMC for administrative expenses. Administrative reimbursements of $9,253 and $35,942 were payable to PIMC at December 31, 2002 and 2001, respectively. Partnership reimbursements to PIMC for maintenance and remarketing costs of $-0-, $9,592, and $1,341,702 were paid in 2002, 2001, and 2000, respectively. Maintenance and remarketing reimbursements of $-0- and $2,272 were payable to PIMC at December 31, 2002 and 2001, respectively.

     c. A 10% interest to PIMC in all cash distributions and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement. After the Partnership has sold or disposed of aircraft representing 50% of the original aircraft cost, gains from additional sales or disposals must be allocated to the General Partner's capital account until the General Partner's capital account is no longer in a deficit position. The General Partner received $117,173, $93,738, and $93,738 in 2002, 2001, and 2000 respectively.

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

     e. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute cash to the capital of the Partnership equal to such deficit (see Note 8).


7.       Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 6). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 8, varies from income or loss calculated for tax purposes.

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

Had all the assets of the Partnership been liquidated at December 31, 2002 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be $(1,435,818) and $13,706,741, respectively.


8.       Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.


The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 2002 and 2001 are as follows:

                        Reported Amounts        Tax Basis        Net Difference
                        ----------------        ---------        --------------

2002:    Assets            $1,112,318          $12,648,106       $(11,535,788)
         Liabilities          377,182              377,182             -

2001:    Assets            $2,445,482          $13,981,270       $(11,535,788)
         Liabilities          407,035              407,035             -

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                                For the years ended December 31,
                                                --------------------------------

                                                    2002      2001      2000
                                                    ----      ----      ----

Book net income (loss) per Limited Partnership
  unit                                             $(0.90)   $ 3.53    $ 1.57
Adjustments for tax purposes represent
  differences between book and tax revenue
  and expenses:
Rental and maintenance reserve revenue
  recognition                                        --       (3.70)     1.74
Depreciation                                         --       (0.49)    (0.58)
Loss on sale of aircraft or inventory                --       (5.85)    (0.47)
Other revenue and expense items                      --        --       (0.17)
                                                   ------    ------    ------

Taxable net income (loss) per Limited
  Partnership unit                                 $(0.90)   $(6.51)   $ 2.09
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


9.       Selected Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

         2002                      March 31     June 30    Sept. 30     Dec. 31
                                  ---------   ---------   ---------   ---------

Total Revenues                    $   6,372   $   5,380   $   5,364   $   4,108
Net Loss                          $ (26,993)  $ (45,489)  $ (23,571)  $ (35,529)
Net Income - General Partner      $   6,040   $   4,869   $   5,075   $   3,712
Net Loss - Limited Partners       $ (33,033)  $ (50,358)  $ (28,646)  $ (39,241)
Net Loss Per Limited
Partnership Unit                  $   (0.20)  $   (0.30)  $   (0.17)  $   (0.23)


         2001                      March 31     June 30    Sept. 30     Dec. 31
                                  ---------   ---------   ---------   ---------

Total Revenues                    $  99,821   $ 657,781   $  60,639   $  14,827
Net Income (Loss)                 $  68,945   $ 618,235   $  23,024   $ (24,163)
Net Income (Loss) - General
  Partner                         $  85,046   $   6,183   $     230   $    (242)
Net Income (Loss) - Limited
  Partners                        $ (16,101)  $ 612,052   $  22,794   $ (23,921)
Net Income (Loss) Per Limited
Partnership Unit                  $   (0.10)  $    3.63   $    0.14   $   (0.14)


10.      Event Subsequent to the Date of Auditors Report (unaudited)

On March 21, 2003, the Partnership signed a letter of intent to sell the spare parts in inventory, including the engine, to Amtec Corporation for $52,500 subject to the purchaser inspecting the inventory.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 1, 2002, the Board of Directors of the general partner of Polaris Aircraft Income Fund I, a California limited partnership (the Partnership), on behalf of the Partnership, adopted a resolution dismissing Arthur Andersen LLP (Andersen) as the Partnership's auditors and appointed Ernst & Young LLP (E&Y) to replace Andersen.

Andersen's reports on the Partnership's financial statements as of and for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date hereof, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the Partnership's financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2001 and 2000 and through the date hereof, the Partnership did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Partnership has provided Andersen with a copy of the foregoing statements. Because the Partnership has been informed by Andersen that as of July 1, 2002 it would not be providing the letter stating that it was in agreement with the statements contained herein, no such letter is attached to this filing as an Exhibit. The inability to obtain such letter from Andersen and not attaching a letter to this filing is permitted by Item 304T(b)(2) of Regulation S-K.

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

The officers and directors of PIMC are:

                  Name                               PIMC  Title
         ---------------------------        ------------------------------------

         William Carpenter                  President; Director
         Stephen E. Yost                    Chief Financial Officer
         Melissa Hodes                      Vice President; Director
         Norman C. T. Liu                   Vice President; Director
         Ray Warman                         Secretary
         Robert W. Dillon                   Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Carpenter, 39, assumed the position of President and Director of PIMC effective October 1, 2001. Mr. Carpenter holds the position of Executive Vice President and Chief Risk Manager of GECAS, having previously held the position of Vice President - Chief Risk Manager of GECAS (Acting). Prior to joining GECAS eight years ago, Mr. Carpenter was an aerospace engineer specializing in aircraft handling qualities. Prior to that, Mr. Carpenter was a commissioned officer and pilot in the United States Armed Forces.

Mr. Yost 41, assumed the position of Chief Financial Officer of PIMC effective April 17, 2002. Mr. Yost presently holds the position of Senior Vice President and Manager Transaction Advisory for GECAS. Mr Yost has been with the General Electric Company (GE) and its subsidiaries since 1994. Prior to joining GECAS, Mr. Yost held the position of European Controller for GE Capital Fleet Services and prior to that Controller of GE Capital Commercial Finance. Mr. Yost is a Certified Public Accountant and prior to joining GE was an audit manager with Coopers & Lybrand.

Ms. Hodes, 37, assumed the position of Director of PIMC effective May 19, 2000. Ms. Hodes presently holds the position of Senior Vice President, Financial Planning and Analysis for GECAS. Ms. Hodes has been with the General Electric Company (GE) and its subsidiaries since 1987. Prior to joining GECAS, Ms. Hodes held various financial management positions with GE Capital Card Services, GE Audit Staff and GE Power Systems.

Mr. Liu, 45, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Sales and Marketing of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development for General Electric Capital Corporation and in Syndications and Leasing for the Transportation & Industrial Funding division of General Electric Capital Corporation. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 54, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice, of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 61, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS.


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

judgment against most of the remaining plaintiffs based upon a settlement and bar order entered in a multi-district litigation in 1997. On March 1, 2002 the judge granted the defendants' summary judgment motions and on August 15, 2002, the judge entered a judgment of dismissal in each of the California actions.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.


Item 11.      Executive Compensation

The Partnership has no directors or officers. The Partnership is managed by PIMC, the General Partner. In connection with management services provided, no management and advisory fees were paid to PIMC in 2002; however, a 10% interest in all cash distributions as described in Note 6 to the financial statements (Item 8) was paid to PIMC.


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


Item 13.      Certain Relationships and Related Transactions

None.


Item 14.      Controls and Procedures

PIMC management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                       Page No.
                                                                       --------

              Report of Independent Auditors                              13
              Balance Sheets                                              15
              Statements of Operations                                    16
              Statements of Changes in Partners' Capital                  17
              Statements of Cash Flows                                    18
              Notes to Financial Statements                               19

2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2002.

3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         99.1 Certification of President.

         99.2 Certification of Chief Financial Officer.

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


                                          POLARIS AIRCRAFT INCOME FUND I
                                          (REGISTRANT)
                                          By:  Polaris Investment
                                               Management Corporation
                                               General Partner




               March 31, 2003                  By:  /S/ William Carpenter
       -----------------------------                ---------------------
                    Date                            William Carpenter, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                             Title                       Date

/S/William Carpenter     President and Director of Polaris        March 31, 2003
--------------------     Investment Management Corporation,       --------------
(William Carpenter)      General Partner of the Registrant

/S/Stephen E. Yost       Chief Financial Officer of Polaris       March 31, 2003
------------------       Investment Management Corporation,       --------------
(Stephen E. Yost)        General Partner of the Registrant

/S/Melissa Hodes         Vice President and Director of           March 31, 2003
----------------         Polaris Investment Management            --------------
(Melissa Hodes)          Corporation, General Partner of
                         the Registrant

/S/Norman C. T. Liu      Vice President and Director of           March 31, 2003
-------------------      Polaris Investment Management            --------------
(Norman C. T. Liu)       Corporation, General Partner of
                         the Registrant

                         POLARIS AIRCRAFT INCOME FUND I

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, William R. Carpenter, certify that:

1. I have reviewed this annual report on Form 10-K of Polaris Aircraft Income Fund I;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:    Polaris Investment Management Corporation,
       General Partner

/s/ William R. Carpenter
------------------------
William R. Carpenter
President

CERTIFICATION
-------------

I, Stephen E. Yost, certify that:

1. I have reviewed this annual report on Form 10-K of Polaris Aircraft Income Fund I;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:    Polaris Investment Management Corporation,
       General Partner

/s/ Stephen E. Yost
-------------------
Stephen E. Yost
Chief Financial Officer