Form 10-Q
period 2003-03-31
POLARIS AIRCRAFT INCOME FUND I
filed 2003-05-15
CIK 748218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

   Securities registered pursuant to Section 12(b) and 12(g) of the Act: None
                                                                         ----

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X          No
                                  ---            ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in rule 12b-2 of the Exchange Act).  Yes      No  X
                                                 ---     ---

Number of units outstanding on March 31, 2003 was 168,697.






                       This document consists of 16 pages.

                         POLARIS AIRCRAFT INCOME FUND I

            FORM 10-Q - For the Quarterly Period Ended March 31, 2003




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements (Unaudited)

              a)  Condensed Balance Sheets - March 31, 2003 and
                  December 31, 2002...........................................3

              b)  Condensed Statements of Operations - Three Months
                  Ended March 31, 2003 and 2002...............................4

              c)  Condensed Statements of Changes in Partners' Capital
                  - Year Ended December 31, 2002
                  and Three Months Ended March 31, 2003.......................5

              d)  Condensed Statements of Cash Flows - Three Months
                  Ended March 31, 2003 and 2002...............................6

              e)  Notes to Condensed Financial Statements.....................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........9

         Item 4.      Controls and Procedures.................................9



Part II.      Other Information

         Item 1.      Legal Proceedings......................................11

         Item 6.      Exhibits and Reports on Form 8-K.......................11

         Signature    .......................................................12

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.........................................................13

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                         POLARIS AIRCRAFT INCOME FUND I

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          2003          2002
                                                          ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                              $1,125,571    $1,112,318
                                                       ----------    ----------

        Total Assets                                   $1,125,571    $1,112,318
                                                       ==========    ==========



LIABILITIES AND PARTNERS' CAPITAL:

PAYABLE TO AFFILIATES                                  $   37,330    $    9,253

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                            366,713       367,929

DEPOSIT                                                    10,000          --
                                                       ----------    ----------

        Total Liabilities                                 414,043       377,182
                                                       ----------    ----------

PARTNERS' CAPITAL:

   General Partner                                         37,240        37,476
   Limited Partners, 168,697 units
      issued and outstanding                              674,288       697,660
                                                       ----------    ----------

        Total Partners' Capital                           711,528       735,136
                                                       ----------    ----------

        Total Liabilities and Partners' Capital        $1,125,571    $1,112,318
                                                       ==========    ==========


              The accompanying notes are an integral part of these
                             condensed statements.

                         POLARIS AIRCRAFT INCOME FUND I

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended March 31
                                                     ---------------------------

                                                        2003             2002
                                                        ----             ----

REVENUES:
   Interest                                           $  3,253         $  6,372
                                                      --------         --------

           Total Revenues                                3,253            6,372
                                                      --------         --------

EXPENSES:
   Administration and other                             26,861           33,365
                                                      --------         --------

           Total Expenses                               26,861           33,365
                                                      --------         --------

NET LOSS                                              $(23,608)        $(26,993)
                                                      ========         ========

NET INCOME (LOSS) ALLOCATED
   TO THE GENERAL PARTNER                             $   (236)        $  6,040
                                                      ========         ========

NET LOSS ALLOCATED TO
   LIMITED PARTNERS                                   $(23,372)        $(33,033)
                                                      ========         ========

NET LOSS PER LIMITED
   PARTNERSHIP UNIT                                   $  (0.14)        $  (0.20)
                                                      ========         ========

              The accompanying notes are an integral part of these
                             condensed statements.

                         POLARIS AIRCRAFT INCOME FUND I

              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                           Year Ended December 31, 2002 and
                                           Three Months Ended March 31, 2003
                                           ---------------------------------

                                          General       Limited
                                          Partner       Partners       Total
                                          -------       --------       -----


Balance, December 31, 2001              $   134,953   $ 1,903,494   $ 2,038,447

   Net income (loss)                         19,696      (151,278)     (131,582)

   Cash distributions to partners          (117,173)   (1,054,556)   (1,171,729)
                                        -----------   -----------   -----------

Balance, December 31, 2002                   37,476       697,660       735,136

   Net loss                                    (236)      (23,372)      (23,608)
                                        -----------   -----------   -----------

Balance, March 31, 2003                 $    37,240   $   674,288   $   711,528
                                        ===========   ===========   ===========

              The accompanying notes are an integral part of these
                             condensed statements.

                         POLARIS AIRCRAFT INCOME FUND I

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended March 31

                                                        2003          2002
                                                        ----          ----
OPERATING ACTIVITIES:
   Net Loss                                          $   (23,608)  $   (26,993)
   Adjustments to reconcile net loss to
      net cash provided (used) by operating
        activities:
      Changes in operating assets and liabilities:
        Increase (decrease) in payable to
          affiliates                                      28,077          (297)
        Decrease in accounts payable and
           accrued liabilities                            (1,216)       (4,526)
        Increase in deposits                              10,000          --
                                                     -----------   -----------

           Net cash provided (used) by operating
             activities                                   13,253       (31,816)
                                                     -----------   -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                           --      (1,171,729)
                                                     -----------   -----------

           Net cash used in financing activities            --      (1,171,729)
                                                     -----------   -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                            13,253    (1,203,545)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                 1,112,318     2,445,482
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $ 1,125,571   $ 1,241,937
                                                     ===========   ===========

              The accompanying notes are an integral part of these
                             condensed statements.

                         POLARIS AIRCRAFT INCOME FUND I

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Organization and the Partnership

Polaris Aircraft Income Fund I (the Partnership) was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. It will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The offering of Limited Partnership units terminated on December 31, 1985, at which time the Partnership had sold 168,729 units of $500, representing $84,364,500. All unit holders were admitted to the Partnership on or before January 1, 1986. During 2002, 32 units were abandoned. At March 31, 2003, there were 168,697 units outstanding.

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership (the General Partner), supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Amounts paid and allocations to related parties are described in Notes 3 and 4.

At March 31, 2003, the Partnership owned certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. These spare parts are carried at a book value of zero as of March 31, 2003. On March 21, 2003, the Partnership signed a letter of intent to sell the spare parts in inventory, including the engine, to Amtec Corporation for $52,500 subject to the purchaser inspecting the inventory and on April 22, 2003, the sale was completed and payment was received. Given that the Partnership has liquidated all of its assets, the General Partner intends to make a final distribution and terminate the Partnership in June of 2003.


2.    Accounting Principles and Policies

In the opinion of management, the condensed financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly the Partnership's financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and note disclosures required by accounting principles generally accepted in the United States (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2002, 2001 and 2000 included in the Partnership's 2002 Annual Report to the SEC on Form 10-K.

3.    Related Parties

Under the Limited Partnership Agreement (the Agreement), the Partnership paid or agreed to pay the following amounts for the current quarter to the General Partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                               Payments for
                                            Three Months Ended     Payable at
                                              March 31, 2003     March 31, 2003
                                              --------------     --------------


Out-of-Pocket Operating Expense
    Reimbursement                                $  --               $  --

Out-of-Pocket Administrative Expense
    Reimbursement                                   --                37,330
                                                 -------             -------

                                                 $  --               $37,330
                                                 =======             =======


4.    Partners' Capital

The Agreement stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners. Such allocations are made using income or loss calculated under GAAP for book purposes, which varies from income or loss calculated for tax purposes.

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

5.    Subsequent Events

Markair Settlement

On April 14, 2003, the Partnership received a payment in connection with the Markair, Inc. Bankruptcy in the amount of $102,490. No further distributions are expected to be made from the bankrupt estate to the Partnership.

Sale of Assets

On April 22, 2003, the Partnership completed the sale of the spare parts inventory, including the remaining engine, to Amtec Corporation for $52,500. All payments have been received.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

At March 31, 2003, Polaris Aircraft Income Fund I (the Partnership) owned certain inventoried aircraft parts, which includes one engine, out of its original portfolio of eleven aircraft. These spare parts are carried at a book value of zero as of March 31, 2003. On March 21, 2003, the Partnership signed a letter of intent to sell the spare parts in inventory, including the engine, to Amtec Corporation for $52,500 subject to the purchaser inspecting the inventory and on April 22, 2003, the sale was completed and payment was received. Given that the Partnership has liquidated all of its assets, the General Partner intends to make a final distribution and terminate the Partnership in June of 2003.


Partnership Operations

The Partnership recorded a net loss of $23,608, or $0.14 per limited partnership unit, for the three months ended March 31, 2003, compared to net loss of $26,993, or $0.20 per unit for the same period in 2002. The improvement in operating results was primarily due to a decrease in Administration and other expenses partially offset by a decrease in interest income.

Interest income decreased during the three months ended March 31, 2003, as compared to the same period in 2002 primarily due to lower interest rates and a decrease in the average cash reserves primarily due to distributions during 2002.

Administration and other expenses decreased primarily due to decreases in printing and postage costs partially offset by increases in legal fees and auditing fees.


Liquidity and Cash Distributions

Liquidity - Polaris Investment Management Corporation, the General Partner, has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies.

Cash Distributions - There were no cash distributions to the Limited Partners during the three months ended March 31, 2003. Cash distributions to Limited Partners during the three months ended March 31, 2002 were $1,054,556. Cash distributions per Limited Partnership unit for the three months ended March 31, 2002 were $6.25. The amount of the final cash distribution to partners is not yet known. With the sale of the Partnership's remaining inventory of spare parts, as discussed above, the General Partner intends to make such final distribution and terminate the Partnership in June of 2003.


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

                           Part II. Other Information
                           --------------------------

Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund I's (the Partnership) 2002 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report or subsequent thereto. No material legal proceedings are currently pending against the Partnership or against any of its assets. The following is a discussion of legal matters involving the Partnership, but which do not represent claims against the Partnership or its assets.

Markair, Inc. (Markair) Bankruptcy - On April 14, 2003, the Partnership received a payment in connection with this matter in the amount of One Hundred Two Thousand Four Hundred Eighty Nine Dollars and Sixty Five Cents ($102,489.65). No further distributions are expected to be made from the bankrupt estate to the Partnership.

Other Proceedings - Item 10 in Part III of the Partnership's 2002 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report or subsequent thereto.


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

                                    POLARIS AIRCRAFT INCOME FUND I
                                    A California Limited Partnership
                                    (Registrant)
                                    By: Polaris Investment
                                        Management Corporation,
                                        General Partner




          May 14, 2003              By: /S/Stephen E. Yost
     -----------------------            -------------------
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

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003

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

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003

By:    Polaris Investment Management Corporation,
       General Partner

/s/ Stephen E. Yost
-------------------
Stephen E. Yost
Chief Financial Officer